Form 10KSB
period 2001-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-02-04
CIK 879519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       or

            [__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21812


                          FRANKLIN LAKE RESOURCES INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                     52-2352724
----------------------------------        -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


     172 STARLITE STREET, SOUTH SAN FRANCISCO, CA          94080
-----------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

                  Issuer's telephone number: (650) 588-0425


                             NAXOS RESOURCES, LTD.
              ----------------------------------------------------
              (Former name of Issuer, if changed from last report)


Securities registered under section 12(b) of the Exchange Act:

                            None


Securities registered under Section 12(g) of the Exchange Act:

                    Common stock, par value $0.001 per share


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [   ] Yes      [ X ] No

(Issuer became subject to filing requirements on January 3, 2002.)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    [ X ] Yes     [   ] No

Issuer's revenue for its most recent fiscal year:  None

As of January 25, 2002, 3,676,333 shares of common stock, par value $0.001 per share, of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $5,109,066.

Transitional Small Business Disclosure Format (Check One):

    [   ] Yes     [ X ] No



NOTE: BECAUSE THE COMPANY WAS A CANADIAN CORPORATION AT THE END OF THE FISCAL YEAR, ALL MONETARY FIGURES ARE IN CANADIAN DOLLARS, UNLESS OTHERWISE NOTED.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This annual report on form 10-KSB, including Item 1 ("business") and Item 7 ("Management's Discussion and analysis of financial condition and results of Operations"), contains certain forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934. When used in this report, the words believe," "anticipate," "think," "intend," "plan," "will be," "expect" and similar expressions identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of the company are subject to certain risks and uncertainties, including those discussed in "Risk Factors" below, which could cause actual events or the actual future results of the company to differ materially from any forward-looking statement. Such risks and uncertainties include, among other things, the company's ability to obtain additional financing to continue operations, the obtaining and maintaining of and compliance with any necessary regulatory approvals, permits or clearances applicable to the company's exploration and development activities, the impact of competition, the management of growth, volatility of market prices, stability of product demand, market competition, uniformity and consistency of minerals in the ore, the difficulty of stepping up the scale of operations from the laboratory to production, and other risks and uncertainties that may be detailed from time to time in the company's reports filed with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the company or any other person that the objectives and plans of the company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND-REDOMICILIATION

Naxos Resources Ltd. (herein, "Naxos") was federally incorporated in Canada pursuant to the Canada Business Corporation Act on May 23, 1986. At a special meeting convened October 15, 2001, a majority of shareholders voted to authorize the Company to apply for a Certificate of Continuance, continuing the corporation as if it had been incorporated under the laws of the State of Nevada. Accordingly, Franklin Lake Resources Inc. ("Franklin Lake" or "Company") was incorporated in Nevada on October 29, 2001. On the same date, Articles of Domestication were filed with the Secretary of State, acknowledging the continuance of Naxos as Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued Naxos a Certificate of Discontinuance. As a result of these filings and the issuance of the Certificate of Discontinuance the Company is now, and has been since January 3, 2002 a Nevada corporation and no longer under the jurisdiction of the Canadian Government.

One consequence of the Company's redomestication from British Columbia to Nevada is to alter, in material respects, the rights of shareholders. Generally, the Nevada General Corporation Law (Chapter 78 of the Nevada Revised Statutes) permits the directors to undertake certain significant actions, such as entering into reorganization arrangements, changing the Company's independent auditors, or altering the corporation's capital structure, without prior approval of shareholders. Moreover, in Nevada a corporation may stipulate in its bylaws that actions on which shareholders are entitled to vote may be decided by as little as a simple majority, where Canadian law may require a super-majority vote for the same sort of action. Also, dissenters' rights are established by statute in Canada, but not in Nevada. A more complete discussion of the comparative rights of shareholders in Nevada versus Canada is contained in the Company's proxy statement dated September 11, 2001, filed herewith as Exhibit 99.1 to this annual report and incorporated herein by reference.

DEVELOPMENT STAGE COMPANY

     The Company is a "developmental stage company" pursuant to Regulation S-X; as such term is defined in the Statement of Financial Accounting Standards No. 7 (Accounting and Reporting by Developmental Stage Enterprises). A Company is considered to be in the developmental stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

(1)  Planned principal operations have not commenced; or

(2) Planned principal operations have commenced, but there has no significant revenue therefrom. In using such term, Company does not wish to imply that its exploratory work has disclosed a commercially mineable ore deposit, which is presently in the developmental stage.

         For purposes of its mining activities, the Company is deemed to be an "exploration-stage company," pursuant to Guide 7 of Securities Act of 1933. Although the Company is engaged in the search for mineral deposits, it has not established minerals exist of a type and in a quantity that would warrant commercial mining. As of the filing of this Report, there can be no assurance that commercially viable mineral deposits exist at the Company's mining sites.

         As a developmental stage company, as noted above, the Company is not in a position to fund its cash requirements through its current operations. Recently, the Company has been able to raise a limited amount of capital through private placements of its equity stock, but it is uncertain about its continued ability to raise funds. Further, the Company believes that in general, junior resources companies, such as Company, have a difficult time raising capital, and this situation is exacerbated in today's economic environment. If the Company is unable to secure adequate capital to continue its exploration and current development, shareholders may lose some or all of the value of their common stock.

         During Fiscal Year 2000, the Company made a private offering of 5,000,000 units at a price of CDN$0.10 per unit, with each unit consisting of one share of common stock and warrants to purchase two additional shares. It was, however, able to sell only 3,605,000 of such units at the time. Since then, Father Gregory Ofiesh, Company's President, who purchased 3,000,000 of such units, has been making further advances to the Company to cover its day-to-day operations. He is under no obligation, however, to make any such advances, and there is no assurance that he will be either willing or able to do so in the future. As of October 31, 2001, his total advances to the Company were $313,409 plus rents and management fees of $36,000. As to the advances, Father Ofiesh has the right to convert them into shares of company stock in connection with any future offering of securities by the company. The number of shares to which he would be entitled would depend upon the terms and conditions of any such offering. The rents and management fees are payable only by shares of Company stock.

         In the past, Company received various conflicting assays with respect to what minerals, if any, exist at Company's Franklin Lake site and whether they exist in a quantity and in a form that would warrant production. Differences in expert opinions exist as to what methods of analysis to use, whether deposits are homogeneous throughout and what metals, if any, are present, and, if present, of what grade and quantity. Such testing is expensive. Prior to the year 2000, Company had spent several million dollars on tests and consulting fees on these matters. In March 2000, new management was elected and made a review of this subject a priority.

         After examining some of the past tests and studies, and viewing the extremely limited financial resources of Company, the new management determined that it would attempt to limit all future testing to what could be done internally, to avoid the use of outside laboratories, and to minimize the use of independent consultants. While acknowledging that such services have value, management felt that continuing to follow that path could mean several more years of study and testing. The Company's recent sampling activities have led management to believe that precious metals do exist on its sites at Franklin Lake. Furthermore, the Company believes it has developed in its laboratory a process for extracting them, although it has not yet determined whether the value of the metals produced will exceed that cost of production. The Company is currently testing and working on scaling up its new process in order to commence larger-scale sampling. There is no assurance, however, that even with such efforts, or with further efforts, that it will be able to process ore profitably.

         Subsequent to the end of the fiscal year, the Company has spent approximately $80,000 on equipment to retrofit its pilot plant to work on the scaling up. Company is hopeful that this will allow it to produce precious metals on a scale, very small-but steady enough to interest a refinery in purchasing its product. Even if such sales are made, there is no assurance that they will produce revenue adequate to cover ongoing expenses or to fund the expansion of its production to a more commercially viable level. If not, the Company will be required to raise additional capital for any such expansion. Should the Company be unable to raise the needed capital, it may not be able to continue in business.

STAFFING

         As of October 31, 2001, the Company employed personnel equivalent to four-to-five full-time persons, all in United States. The Company believes that its relationship with their employees is good.


HISTORICAL DRILL AND ASSAY PROGRAM

         Since 1991, the Company has conducted and completed numerous drilling and assay programs. During the fiscal year 1997, the Company hired Ledoux & Company ("Ledoux") to extensively verify and evaluate different samples of preparation assay techniques for the most effective methodology for assaying any group elements of gold and/or platinum that may be present on the Company's site at Franklin Lake. Ledoux conducted various assay and sample preparation techniques, which in early testing, they found what it showed to be some presence of gold as evidenced by their certified assays. The results however were inconsistent.

         Also during 1997, the Company obtained permits for a portion of a proposed 225 drill hole program, and five holes were drilled under the supervision of Behre Dolbear Engineering. It was Phase I of three-phase drilling program, scheduled for completion in 1998. Chain of custody was preserved on the material from these holes and later was shipped to Colorado Mineral Research Institute for sample preparation, and subsequently to Ledoux for analysis; again, it showed the presence of gold.

         Subsequent to the end of fiscal year 1997, Ledoux advised the Company that it was achieving success using a conventional approach involving the preparation, drying, grinding, and splitting of ore.

         During 1998, the Company finally completed Phases II and III of the 225 drill hole program. Sixty-one holes were drilled to depths ranging from 150 to 250 feet. Material was then forwarded under chain of custody to Rocky Mountain Geochemical ("Rocky Mountain"). Thereafter, the ore was prepared, split, and sent to two laboratories: Ledoux and Alfred H. Knight ("Knight") for assaying, in addition to assaying performed by Rocky Mountain.

         In July 1998, the Company learned from Ledoux that it had received economically viable assay results with regard to the ore assayed in the 1998 program. However, shortly thereafter, Rocky Mountain and Knight notified the Company that their assaying revealed no economically viable precious metals in the ore from the Franklin Lake property. When Ledoux learned of these reports, it retracted its assays for the 1998 drill program. After receiving the conflicting results, the Company questioned Ledoux as to why it had certified economically viable assay results while the other two labs that worked with Ledoux's assay protocol had not achieved similar results. Ledoux's response was that there was contamination in the rotation of the material at the Ledoux lab that resulted from the rotation of gold and silver as collectors in the protocol. Ledoux did, however, reaffirm its support for the assay result it certified with regard to ore processed prior to the 1998 drill program.

         During 1999, the Company also drilled four wells ranging in depth from 600 to 1000 feet to test and identify materials suspended in the brine water located under the Franklin Lake property. Work performed by the U.S. Geological Survey in the early 1980's indicated that there might be value in these minerals. The analysis of the brine water indicated potentially valuable amounts of sodium sulfate and boron. However, the Company's management decided to focus on precious metals and not to pursue sodium sulfate and boron.

         Subsequent to the end of the fiscal year October 31, 2000, the Company received notice from the U.S. Bureau of Land Management ("BLM") that the holes drilled in 1999 had not been properly capped. After receiving the notice, the Company worked with BLM, employed contractors licensed for this specialized work, and filled and sealed the holes at an approximate total cost of US$11,000. The work was completed and completely paid for by April 10, 2001.

REGULATION AND LICENSING

         From its inception through January 3, 2000, the Company, doing business as Naxos Resources, was primarily subject to the law of Canada and required to file various reports with agencies of Canada (including British Columbia and Alberta). As Franklin Lake, it will primarily subject to U.S. and Nevada law. (See Background-Redomiciliation, above.) Because the majority of the former Naxos' shareholders were residents of the U.S., it was also required to file certain reports with the Securities and Exchange Commission ("SEC") including Annual Reports on Form 20-F. The most recent report was filed for the Fiscal Year Ended October 31, 2000. As Franklin Lake, it will also be required to file SEC reports in addition to other federal and government reports. The law requires that these reports be filed in the same manner as any other entity incorporated and doing any business in the United States. Principal among these reports will be the Annual Reports on Form 10-KSB (this document), Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K.

         The Company's mining operations and exploration activities are subject to extensive laws and regulation governing prospecting, development, exports, taxes, labor standards, occupational safety and health, waste disposal, protection and redemption of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. The Company may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other Federal and State rules that establish cleanup liability for the release of hazardous substances. In the context of environmental permits, including the approval of reclamation plans, the Company must comply with standards, existing laws and regulations, which may entail greater or lesser costs and delays depending on the nature of the activities to be permitted and how the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such laws, regulations and permits could become so onerous that the company would not proceed with the development of a project or the operation or further development of a site.

         Amendments to current laws and regulations governing operations and activities of mining companies are actively considered from time to time and could have a material adverse impact on the Company. The mining industry has been subject to increasing government controls and regulations in recent years.

         The Company has obtained the necessary permits for exploration work performed to date, and will continue to seek such permits in the future. To date, the Company has not experienced any material adverse economic effects as a result of complying with applicable laws relating to the protection of the environment, but there can be no assurance that it will not suffer such adverse effects in the future.

         Environmental and other laws and regulations are continually evolving. The Company cannot determine the impact of future changes in such laws and regulations on the Company's operations or future financial position, due to the uncertainty surrounding the ultimate form and scope of such laws and regulations. The Company believes that it is substantially in compliance with all applicable laws and regulations. If it is not in compliance with any such law or regulation, the Company may be subject to fines, clean-up orders, restrictions on operations, or other penalties.

         In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, which governs mining claims and related activities on U.S. Federal lands. If adopted, such legislation could, among other things, impose royalties on production from current unpatented mining claims located on Federal lands, reduce the amount of future exploration and development activities conducted by the Company on claims will be imposed upon unpatented mining claims on Federal lands. In October 1994, however, a moratorium on processing new patent applications on mining claims was approved. While such moratorium currently remains in effect, its future remains unclear. All of the Company's mining claims so far are located on unpatented mining claims on U.S. Federal lands.

         There is no known cause of action which may have existed by January 3, 2002, when Industry Canada issued the Certificate of Discontinuance, which Company, directly or no behalf of its shareholders may have had against any party in Canada. To the extent any such cause of action may have existed, it may be difficult or impractical to pursue. Further, U.S. shareholders may experience impediments to the enforcement of civil liabilities in the U.S. against foreign persons such as an officer, director or expert acting on behalf of the Company in Canada. Such difficulty arises out of the uncertainty as to whether a court in the U.S. would have jurisdiction over a foreign person in the U.S., whether a U.S. judgment is enforceable under Canadian Law, and whether suits under U.S. securities laws could be filed in Canada.

         At this time, the Company has no place of business in Canada and owns no property in Canada. Because of such facts and because of the issuance of the Certificate of Discontinuance, the Company is no longer subject to regulation by Canada or any of its provinces. It may, however, if it has a certain minimum number of shareholders in any province, be required to file annual or other informational reports with the appropriate government agency. The Company believes that, at this time, it is required to file reports with Alberta and British Columbia government agencies.

RISK FACTORS

         The business of mining is subject to a number of risks and hazards, including gold bullion losses, environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological formations or other geological or grade problems, unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions other unfavorable operating conditions and other acts of God. Such risks could result in damage to or destruction of mineral properties or costs that make further activities prohibitively expensive. These general risks, together with the following specific risks, should be carefully considered by anyone contemplating an investment in the Company's stock.


         EXPLORATION FOR ECONOMIC DEPOSITS OF MINERALS IS SPECULATIVE. The Company expects to expend considerable funds before we are able to determine whether there is a commercially mineable ore body on our properties. Should we fail to find adequate valuable minerals before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

         EVEN IF THE COMPANY IS ABLE TO LOCATE VALUABLE ORE SITES, IT MAY NOT BE ABLE TO EXTRACT THE MINERALS PROFITABLY. In particular, the silica or "desert dirt" from which Company is attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to develop economic extraction processes. The Company is working to develop an extraction process which it believe may be effective, but there is no assurance of our success.

         THE COMPANY SELF-INSURES AGAINST TYPICAL BUSINESS RISKS. Except as required by law, the Company does not maintain property and liability insurance against risks which are typical in the operation of its business. In view of its very limited operations, the difficulty of obtaining such insurance, the high deductibles and broad exclusions common to such policies, and the cost involved, the Company has determined not to obtain such coverage until it is warranted by its operations. The lack of such insurance could result in significant economic hardship for the Company should it suffer indemnifiable losses prior to obtaining coverage, perhaps resulting in the failure of our business.

         MARKET PRICES FOR PRECIOUS METALS MAY MOVE AGAINST US. The prices of precious metals have historically been subject to significant fluctuation. Even if we identify a valuable ore body on our properties and develop effective extractions processes, we cannot be certain of selling our production at prices sufficient to earn a profit from our operations.


ITEM 2. DESCRIPTION OF PROPERTY

As noted in Description of Business above, the Company has an interest in three properties, referred to as the Death Valley Junction site, the Franklin Lake site, and the South San Francisco office.

Death Valley Junction Site

         Company's laboratory facilities and pilot plant are located at this site. Company has a lease to 52.5 acres of land and buildings, including tailings piles. The lease covered an initial ten-year term, which expired on April 24, 2001. The lease provided, however, that "said principal term to be extended for a period of time as long as lessee (Company) is active in obtaining permits and/or drilling and/or making any other agreements as may be later agreed as to a modification of this lease agreement." Company management believes that its current activities fall within the meaning of said provision and that the lease is extended pursuant thereto. The lease requires advance royalty payments of $1,000.00 per month (increased by mutual agreement to $1,200.00 per month for months after April 24, 2001) or 5 percent of net smelter returns from tailings pile and settling pond ore, whichever is greater.

Franklin Lake Site

         Franklin Lake is a dry lake in Inyo County, California. The Lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration and testing efforts. In its annual report for Fiscal Year Ended October 31, 2000, the Company reported a lease to 408 mineral claims. During Fiscal Year Ended October 31, 2001, the exact area covered by the 408 claims was restaked as 58 placer association claims. This was possible because, whereas the former claims were limited to 20 acres each, the placer association claims may cover up to 160 acres each, considerably reducing the Company's claims costs.

South San Francisco Office

         The Company uses space in a building owned by the Company president for its executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to the Company without charge or other consideration. Effective February 1, 2001, Company began to compensate him for such services at the rate of Cdn$2,000.000 (approximately US$1,300.00) per month. None of such payments are made in cash; the obligation may only be redeemed in exchange for shares of Company stock.

ITEM 3. LEGAL PROCEEDINGS

         On February 19, 1999, the Company filed a suit again Jimmy John, Naxos' former President, CEO and director, in the Supreme Court of British Columbia, titled Naxos Resources Ltd. v. Jimmy John, Case No. C9900946, for failure to repay a loan of CDN$733,107.45 made to him by the Company. The loan was made to allow Mr. John to exercise warrants he held to purchase shares of Company stock. The shares were deposited with an escrow as security for the loan. The loan becomes due upon Mr. John's resignation as a director of the Company. The Company is seeking full payment of the loan plus interest and costs. Mr. John has since filed a counter-claim against the Company, adding Sydney Kemp, Rene Daignault, and Walker & Company as defendants, alleging that they and the Company had misrepresented terms and conditions of the written loan agreement. His counter claim also seeks indemnification for legal fees he incurred in defending himself against the Alberta Securities Commission in a prior administrative proceedings. Hearings on this matter have not yet been scheduled. The Company has set aside the suit temporarily due to other priorities for uses of its funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At a special meeting of shareholders, held in Vancouver, B.C. on October 15, 2001, the following resolutions were adopted:

1. That the corporation apply to Industry Canada under the Canadian Business Corporations Act, as amended, for an instrument of continuance continuing the Corporation as if it had been incorporated under the Nevada Revised Statutes ("the Continuance");

2. That subject to the authorization of the State of Nevada--Secretary of State to the Continuance and the issuance of the Certificate of Continuance, and without affecting the validity of the incorporation and existence of the Issuer, the Issuer adopt, in substitution for the existing Articles and By-laws, those in the form presented at the Meeting (attached hereto as Exhibits 3.1 and 3.2 reespectively);

3. That any one of the Directors or Officers of the Corporation is hereby authorized and directed to sign any or all documents and to do all things necessary or desirable to carry out the provisions of this resolution and the Directors are hereby authorized to either amend or revoke this special resolution without further approval of the Shareholders;

4. That the Articles of the Issuer be amended to consolidate the common shares without nominal or par value in the capital of the Corporation, of which 36,493,330 shares are issued and fully paid, into 3,649,333 common shares, having a par value of $0.001 per share, every ten (10) old shares being consolidated into one (1) new share;

5. That the Articles of the Issuer be amended to change the name of the Issuer from "Naxos Resources Ltd." to "Franklin Lake Resources Inc.";

6. That the Corporation file Articles of Incorporation with the State of Nevada - Secretary of State to reflect the new name and the share consolidation, the authorization granted by this resolution to be effective notwithstanding that it has been granted prior to the continuance to the jurisdiction of the Nevada taking place;

7. That the Articles of the Issuer be amended to change the place in which its registered office is situated to "Vancouver, B.C.", and that Articles of Amendment be filed by the directors of the Corporation to give effect to this resolution; and

8. That any one of the Directors or Officers of the Corporation is hereby authorized and directed to sign any or all documents and to do any or all things necessary or desirable to carry out the provisions of this resolution and the Directors are hereby authorized to either amend or revoke this special resolution without further approval of the Shareholders.



PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASD's Over-the-Counter Bulletin Board (OTC-BB) under the symbol FKLR. Prior to January 9, 2002, when the Company changed its name to Franklin Lake Resources Inc. and its stock was reverse split on the basis of one new share for each ten existing shares, the Company's Common Stock was traded under the symbol NAXOF (see Item 1. Description of Business).

     The table below lists the volume of trading and high, low and closing sales prices for shares of the common stock for the twelve fiscal quarters ended October 31, 2001. The volume and prices noted were for trading on the over-the-counter Pink Sheets and Bulletin Board and the prices are in U.S. Dollars.

Stock Trading Activities For
Fiscal Years 2001, 2000, and 1999 (in U.S. Dollars)
==============================================================================
Quarter Ended      Volume           High          Low          Closing
==============================================================================
10/31/01         141,700            0.80          0.40           0.70
07/31/01         260,300            2.30          0.30           0.60
04/30/01         291,300            0.48          0.25           0.31
01/31/01         451,400            0.59          0.30           0.38

10/31/00         411,550            1.88          0.40           0.50
07/31/00         146,330            0.63          0.50           0.50
04/30/00         328,140            1.25          0.63           0.63
01/31/00       1,023,920            2.20          0.63           1.25

10/31/99         542,600            2.30          1.17           1.25
07/31/99         563,980            5.60          1.60           1.80
04/30/99         364,810           10.30          3.80           6.70
01/31/99         697,060           10.00          3.40          10.00
------------------------------------------------------------------------------
NOTE: Volume and prices have been adjusted to reflect a one-for-ten reverse stock split effective January 9, 2002.

         The common stock is issued in registered form and the following information is taken from the records of Computershare Trust Company of Canada (through its Vancouver office), the Company's registrar and transfer agent.

         Based upon the number of proxy statements and annual reports requested by shareholders and brokers for the Company's 2001 annual shareholders' meeting, the Company believes it has approximately 800 registered owners and approximately 5,200 beneficial owners of its shares. No cash dividends have been declared or paid on the Company's Common Stock, and it is not anticipated that any will be paid in the foreseeable future.

         The table below provides information, as October 31, 2001, as to the number of shares of common stock subject to outstanding stock options held by persons who are neither directors nor officers of the Company.


               Stock Options Outstanding (Non-Directors/Officers)
                             As of October 31, 2001

===========================================================================
Expiration Date      Exercise Price                Number of Shares
---------------------------------------------------------------------------
        NONE
===========================================================================

         The table below lists, as of October 31, 2001, the number of shares of Common Stock subject to share purchase warrants outstanding, the exercise price, and the expiration date of the share purchase warrants. During fiscal year 2001, no warrants to purchase shares of stock were exercised.

                   Common Stock Purchase Warrants Outstanding
                             As of October 31, 2001
    ((giving effect to the 10-for-1 reverse split effective January 9, 2002)
=========================================================================
Expiration Date          Exercise Price                Number of Shares
-------------------------------------------------------------------------

October 18, 2002            CDN$0.10                       327,000
-------------------------------------------------------------------------
Total                                                      327,000
=========================================================================


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED OCTOBER 31, 2001

         With respect to the Company's short term liquidity, the Company's "current ratio" (current assets divided by current liabilities) as of October 31, 2001 was 0.45 compared with 0.25 as of October 31, 2000 and 0.21 as of October 31, 1999. The greater the current ratio, the greater the short-term liquidity of the Company.

         In terms of Company's long-term liquidity, the Company will continue to depend almost exclusively on equity financing through private placements, warrants, and options until such time that Company's is able to produce and sell precious metals in a quantity that will provide the needed funds.

         At October 31, 2001, Company had working capital in the amount of $(45,019) compared with $(100,043) at October 31, 2000, and $(455,162) at
October 31, 1999.

         During fiscal year 2001, the Company incurred mineral exploration costs of $231,624, all on its Franklin Lake properties. During fiscal year 2000, it incurred such costs of $352,781. The Company expects that it will continue to concentrate its resources on further exploration and development of the Franklin Lake properties.

         During the three fiscal years ended October 31, 2001, the Company did not generate any significant revenues from operations and, since the Company is not in production, no royalty payments are payable. The company expects to pay no advance royalties for the fiscal year 2002.

         The operating loss for fiscal year 2001 was $495,803, compared to an operating loss of $695,789 for the year 2000. In the year 2001, the loss per share was $0.01 compared to a loss of $0.04 in 2000. The weighted average number of shares in the per-share calculations was 36,316,344 in fiscal year 2001, and 32,548,930 in fiscal year 2000.

         As of October 31, 2001, the Company's cash balance was $12,516, compared to $7,993 on October 31, 2000 and $95,978 on October 31, 1999.

         To date, the Company has no implemented environmental loss contingencies since the Company is not yet in the production stage and therefore has not experienced any significant environmental concerns.

         The Company is a resource development company engaged in the exploration and, if warranted, development of mineralized properties in the U.S. The Company is in the development stage and has not yet earned any significant revenues; as a developmental stage company all exploration and development stage expenditures are expensed as incurred.

         During fiscal year 2001, Company invested $232,649 in the exploration and development of it mineral properties, as compared with $352,781 in fiscal 2000, and $539,312 in fiscal year 1999. Substantially, all such investments were at the Franklin Lake site.

         Since its inception, the Company has funded its activities by issuing equity capital. Although the Company will continue periodically to seek external sources of funds, there can be no assurance that it will be able to raise sufficient capital to fund operations. If it does raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be experience dilution to the extent of additional shares issued.

         During fiscal year 2001, the Company raised net cash proceeds from equity financing in the amount of $27,000, in fiscal year 2000, net cash proceeds were $375,800, and in fiscal year 1999, they were $192,474.

         Total cash provided by financing activities, namely the issuance of shares of common stock and warrants, the exercise of options, during fiscal year 2001 was $456,839, as compared with $418,040 and $192,474 for fiscal years 2000 and 1999, respectively.

         The Company's consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company's ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals.

PLAN OF OPERATION FOR FISCAL YEAR 2002

         As noted elsewhere in this report, the Company is having difficulty raising additional equity capital to support its operations. Accordingly, it has been on an austerity program since the new management took over in Spring 2000, and continues to operate as economically as practicable. While this means the Company is not moving forward as quickly as it would like, it is continuing to test and refine its process for recovering precious metals and has recently begun to scale up its laboratory result and to attempt to commence production on a small scale in its pilot plant. It is imperative that the Company raise additional funds to be able to continue to pursue these efforts. The Company has no assurance that it will be able to raise the needed funds or, if it can do so, that it will be able to reach production on a profitable basis.

         As of the date of this report, the Company's management is considering several alternatives:

(a)  a private offering of US$100,000 to US$250,000;
(b) a rights offering to existing shareholders in an attempt to raise US$400,000 to US$600,000;
(c)  a private or public offering to raise US$4,000,000 to US$5,000,000.

         Because of the urgency of its financial situation, the Company will probably proceed with (a), but the terms and conditions of such offering have not been determined. If such offering is not successful and if the Company is not able to continue to obtain unsecured advances from its directors and officers and other investors, as it has been doing, it may not be able to continue in business. Further, even if (a) and (b) are successful, unless Company is able to accomplish the offering described in (c), it may not be able to make a significant increase in its level of production. In this case, further financing may become more difficult or impossible and could mean that the Company could not continue in business.

ITEM 7. FINANCIAL STATEMENTS

         The Company's consolidated financial statements are prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") and all amounts therein are expressed in Canadian Dollars unless otherwise stated. Reconciliation to U.S. generally accepted accounting principles ("U.S. GAAP") is contained in the Notes to the Consolidated Financial Statements. The value of the Canadian Dollar in relation to one U.S. Dollar was CDN$1.59 for every US$1.00 as of October 31, 2001; CDN$1.53 as of October 31, 2000; and CDN$1.47 as of October 31, 1999. See attached Consolidated Financial Statements attached and Notes thereto.




                          INDEX TO FINANCIAL STATEMENTS


          Report of Independent Auditors

          Consolidated Balance Sheets as of October 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended October 31, 2001 and 2000

          Consolidated Statements of Stockholders Equity for the years ended October 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended October 31, 2001 and 2000

          Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Naxos Resources Ltd.
(An Exploration State Company)

We have audited the consolidated balance sheet of Naxos Resources Ltd. as at October 31, 2001 and the consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at October 31, 2001 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements as at October 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated February 16, 2001.




Vancouver, Canada                                 "Ellis Foster"
January 3, 2002                                   Chartered Accountants



     COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at October 31, 2001 and described in note 1 to the financial statements. Our report to the shareholders dated January 3, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.



Vancouver, Canada                                 "Ellis Foster"
January 3, 2002                                    Chartered Accountants

                              NAXOS RESOURCES LTD.
                         (An Exploration Stage Company)

                           Consolidated Balance Sheet
                                October 31, 2001
                             (In Canadian Dollars)

                                             -------------   -------------
                                                   2001            2000
                                             -------------   -------------

ASSETS

Current
  Cash and cash equivalents                  $     12,516    $      7,993
  Tax credits recoverable                             318            --
  Prepaid expenses                                  6,402           3,949
                                             -------------   -------------

                                                   19,236          11,942

Reclamation bond                                   45,145          58,831

Loan receivable (note 3)                                1               1

Resource properties (note 4)                            4               8

Plant and equipment (note 5)                       68,122          85,134
                                             -------------   -------------

                                             $    132,508    $    155,916
                                             =============   =============

LIABILITIES

Current
  Accounts payable and accrued liabilities   $     73,047    $    111,985
  Due to a director                               313,409          42,240
  Loan payable (note 6)                           158,670            --
                                             -------------   -------------

                                                  545,126         154,225
                                             -------------   -------------

SHARE CAPITAL AND DEFICIT

Share capital (note 7)                         38,533,805      38,441,387

Deficit                                       (38,946,423)    (38,439,696)
                                             -------------   -------------

                                                 (412,618)          1,691
                                             -------------   -------------

                                             $    132,508    $    155,916
                                             =============   =============

             The accompanying notes form an integral part of these
                       consolidated financial statements.



Approved by the Directors:

          /s/Father Gregory Ofiesh               /s/Robert Chatwin
          -------------------------------        -----------------------------
          Father Gregory Ofiesh                  Robert Chatwin

                              NAXOS RESOURCES LTD.
                         (An Exploration Stage Company)

                Consolidated Statement of Operations and Deficit
                          Year Ended October 31, 2001
                             (In Canadian Dollars)

------------------------------------------------------------------------------------------------------------
                                                  Cumulative from
                                                     inception on           Year Ended           Year Ended
                                                  May 23, 1986 to          October 31,          October 31,
                                                 October 31, 2001                 2001                 2000
------------------------------------------------------------------------------------------------------------

Expenses
  Amortization                                 $        4,616,082   $           17,012   $           23,960
  Automobile                                              230,512                    -                  233
  Bad debt                                                 44,269                    -                    -
  Capital taxes                                             5,996                    -                    -
  Filing fees                                              93,028                1,400                  235
  Interest and bank charges                               130,471                  892                2,218
  Investor relations                                    1,732,878               16,362               76,127
  Management fees                                         372,123               36,000               27,000
  Mill testing                                          1,917,564                    -                    -
  Mineral exploration (note 4(b))                      14,959,443              232,429              352,781
  Office and miscellaneous                                971,092               16,938               45,899
  Professional and administrative fees                  6,727,281              133,609              107,739
  Rent                                                    489,682               12,416               31,790
  Research and development                                406,300                    -                    -
  Salaries and benefits                                 1,059,727                    -                1,424
  Transfer agent fees                                     232,201                9,727               12,755
  Travel                                                1,439,061               27,583               13,628
------------------------------------------------------------------------------------------------------------

Operating loss                                       (35,427,710)            (504,368)            (695,789)
------------------------------------------------------------------------------------------------------------

Other income (expenses)
  Interest income                                         226,061                5,196                9,800
  Joint venture equity income                             216,856
  Foreign exchange (loss) gain                            107,973              (7,551)               28,200
  Provision for loss on loan receivable                 (665,673)                    -            (665,673)
  Gain on settlement of debt                              170,645                    -               40,645
  Recovered on abandonment
    of Venezuelan subsidiaries                            152,496                    -              152,496
  Gain on sale of capital assets                           50,641                    -               21,172
  Write-down of resource properties                   (1,996,624)                  (4)                    -
  Write-down of plant and equipment                   (1,613,089)                    -             (60,000)
  Write-down of license agreement                       (167,999)                    -                    -
------------------------------------------------------------------------------------------------------------

                                                      (3,518,713)              (2,359)            (473,360)
------------------------------------------------------------------------------------------------------------

Loss for the year                                    (38,946,423)            (506,727)          (1,169,149)

Deficit, beginning of year                                      -         (38,439,696)         (37,270,547)
------------------------------------------------------------------------------------------------------------

Deficit, end of year                           $     (38,946,423)   $     (38,946,423)   $     (38,439,696)
============================================================================================================

Loss per share                                                      $           (0.01)   $           (0.04)
============================================================================================================

Weighted average number of common shares                                    36,316,344           32,548,930
============================================================================================================

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                              NAXOS RESOURCES LTD.
                         (An Exploration Stage Company)

                      Consolidated Statement of Cash Flows
                          Year Ended October 31, 2001
                             (In Canadian Dollars)


--------------------------------------------------------------------------------------------------------------
                                                        Cumulative from
                                                           inception on         Year Ended         Year Ended
                                                        May 23, 1986 to        October 31,        October 31,
                                                       October 31, 2001               2001               2000
--------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
  Loss for the year                                    $   (38,946,423)   $      (506,727)   $    (1,169,149)
  Adjustments for items not involving cash:
      Amortization                                            4,616,082             17,012             23,960
      Write-down of plant and equipment                       1,613,089                  -             60,000
      Gain on disposal of plant and equipment                  (63,477)                  -           (21,172)
      Provision for loss on loan receivable                     665,673                  -            665,673
      Issuance of common shares
        for debt settlement                                     720,827                  -             81,409
      Write-down of license agreement                           167,999                  -                  -
      Issuance of common shares for services                     85,250                  -                  -
      Issuance of common shares
        for mineral expenditures                              1,017,915                  -                  -
      Gain of settlement of debt                               (40,645)                  -           (40,645)
      Recovered on abandonment of
        Venezuelan subsidiaries                               (152,496)                  -          (152,496)
      Write-down of resource properties                       1,996,624                  4                  -
--------------------------------------------------------------------------------------------------------------

                                                           (28,319,582)          (489,711)          (552,420)

  Changes in non-cash working capital items
    Increase in tax credits recoverable                           (318)              (318)                  -
    Decrease  (increase) in prepaid expenses                   (65,231)            (2,453)             48,841
    Increase (decrease) in accounts
      payable and accrued liabilities                           391,604             26,480          (211,713)
--------------------------------------------------------------------------------------------------------------

                                                           (27,993,527)          (466,002)          (715,292)
--------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Funds received from the issuance of shares                 34,184,344             27,000            375,800
  Increase in due to a director                                 313,409            271,169             42,240
  Increase in loan payable                                      158,670            158,670                  -
  Repayment of long-term debt                                 (162,336)                  -                  -
--------------------------------------------------------------------------------------------------------------

                                                             34,494,087            456,839            418,040
--------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Acquisition of plant and equipment                        (5,556,293)
  Proceeds on sale of plant and equipment                     1,215,197                  -            201,834
  Decrease in loan receivable                                 (725,674)                  -              7,433
  Decrease in reclamation bond                                   13,686             13,686                  -
  Acquisition of resource properties                        (1,434,960)                  -                  -
--------------------------------------------------------------------------------------------------------------

                                                            (6,488,044)             13,686            209,267
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in
  each and cash equivalents                                      12,516              4,523           (87,985)

Cash and cash equivalents, beginning of year                          -              7,993             95,978
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                 $         12,516   $         12,516   $          7,993
==============================================================================================================

             The accompanying notes form an integral part of these
                       consolidated financial statements.

1.   Continuing Operations

     Since inception in 1986, the Company has incurred cumulative losses of $38,946,423 and has a working capital deficiency of $525,890 at October 31, 2001. These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

     The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including profitable operations, successful completion of additional financing arrangements and the continuing support of its creditors and shareholders.

2.   Significant Account Policies

     (a)  Basis of presentation

          The Company follows accounting principles generally accepted in Canada. All amounts shown in these consolidated financial statements are in Canadian dollars unless otherwise stated.

     (b)  Principles of consolidation

          The financial statements include the accounts of Naxos Resources Ltd., and its wholly owned subsidiaries, Naxos Resources (U.S.A.) Ltd. and Franklin Mining Corporation.

     (c)  Nature of exploration stage activities

          The Company is engaged in the acquisition and exploration of precious metals properties.

          Mineral exploration expenditures are charged to earnings until it is determined that a property has economically recoverable ore reserves; further exploration expenditures will then be capitalized. Incidental revenues from mineral sales during the exploration phase are offset against mineral exploration expenses.

     (d)  Amortization

          Amortization is calculated using the declining balance method at the following annual rates:

                Office furniture and equipment        20% - 30%
                Mining equipment                      20% - 30%


     (e)  Foreign exchange

          The accounts of the Company's integrated foreign subsidiaries are translated into Canadian dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Exchange gains and losses are included in operations.

     (f)  Restoration, rehabilitation and environmental expenditures

          Restoration, rehabilitation and environmental expenditures are charged to earnings as incurred during the exploration phase. Significant restoration, rehabilitation and environmental expenditures to be incurred subsequent to the cessation of exploration are accrued when their extent can be reasonably estimated.

     (g)  Use of estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (h)  Cash and cash equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

     (i)  Loss per share

          Loss per share is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is not presented as it is not dilutive.

     (j)  Stock based compensation

          No compensation expense is recognized when stock options are issued to employees and directors. Any consideration paid by employees and directors on the exercise of stock options is credited to share capital. If stock options are repurchased from employees and directors, the excess of the consideration paid over the carrying amount of the stock options is charged to deficit.

     (k)  Income taxes

          The Company has adopted the provision of The Handbook of the Canadian Institute of Chartered Accountants Section 3465, Income Taxes. Under this standard, current income taxes are recognized for the estimated income taxes payable for the current period.

          Future taxes are recognized for the tax consequences of "temporary differences" by applying enacted or substantively enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. In addition, Section 3465 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not.

3.   Loan Receivable

     On January 21, 1998, the Company loaned a former director $733,107 to exercise warrants for a total of 321,833 shares of the Company. The loan did not bear interest and was for a period not to exceed 24 months. The former director deposited the shares acquired into escrow as security for the loan.

     On December 18, 1998, the director resigned and accordingly, the loan became due immediately. To date, the Company's attempt to collect this loan have been unsuccessful. The Company has charged a provision for loss of $665,673 to operations in fiscal 2000 based on its estimate of collectibility of the loan at that time.

     The loan receivable is carried at nominal value of $1 at October 31, 2001. Any amounts recovered in the future on this note receivable will be credited to operations in the year of recovery. In the event the shares held in escrow are returned, they will be cancelled, without recognition of gain to the Company.

4.   Resource Properties

     (a)  Franklin Lake Project, California, USA

          The Company holds/held the following mineral property interests.

          (i)  Lease to 99 mineral claims in Inyo County, California

               The lease requires advance royalty payments of US$1,500 per month. The property is subject to a 10% net smelter or mill returns royalty.

               The Company may purchase the claims upon payment of US$800,000.

               The lease to these mineral claims was abandoned in the year 2001.

          (ii) Lease to 52.5 acres of land and buildings, including tailings piles in Inyo County, California.

               The lease requires monthly payments equal to the greater of US$1,200 or 5% of net smelter returns of ore extracted from the tailings.

          (iii) Interest in 58 placer association claims in Inyo County, California.

               During the year, the exact area as was covered by the 408 mineral claims reported as of October 31, 2000, was restaked as 58 placer association claims. This was possible because, whereas the former claims were limited to 20 acres each, the placer association claims may cover up to 160 acres each, considerably reducing the Company's claim costs.

     (b)  Mineral exploration expenditures incurred are as follows:

                                                  2001        2000
   ----------------------------------------- ------------ ------------

   Assaying                                   $    2,310    $  12,239
   Claims and lease payments                      60,509      167,531
   Drilling                                            -       26,088
   Engineering                                     2,772        5,737
   Reclamation, repairs and maintenance           46,113       65,058
   Supplies and chemicals                         16,355        7,514
   Wages and benefits                            104,370       68,614
   ----------------------------------------- ------------ ------------
                                              $  232,429    $ 352,781
   ========================================= ============ ============




5.   Plant and Equipment

                                                           Net Book Value
                                        Accumulated  -------------------------
                                 Cost   Amortization     2001         2000
   ------------------------ ----------- ------------ ------------ ------------
   Office furniture
    and equipment           $   44,468  $    18,773  $    25,695  $    32,115
   Mining equipment            318,572      276,145       42,427       53,019
   ------------------------ ----------- ------------ ------------ ------------
                            $  363,040  $   294,918  $    68,122  $    85,134
   ======================== =========== ============ ============ ============


6.   Loan Payable

     The loan payable is non-interest bearing and will be settled by the future issuance of shares from the Company stock.

7.   Share Capital

     (a)  Authorized: unlimited common shares without par value

     (b)  Issued:


                                                      Number         Amount
                                                   of Shares
      -----------------------------------------  --------------  --------------

      Balance, October 31, 1999                   31,710,330     $  37,984,178
      Issued for cash                              3,758,000           375,800
      Issued for settlement of debt                  550,000            81,409
      -----------------------------------------  --------------  --------------

      Balance, October 31, 2000
      Issued for settlement of debt                  475,000            65,418
      -----------------------------------------  --------------  --------------



      Allotted for cash at $0.10 per share           270,000            27,000
      -----------------------------------------  --------------  --------------
      Balance, October 31, 2001                                  $
      =========================================  ==============  ==============


     (c) At October 31, 2001, the following share purchase warrants were outstanding:

           Number of Shares      Exercise Price         Expiry Date
           -------------------------------------------------------------

                3,270,000            0.10              October 18, 2002
           =================== ===================== ===================


     (d)  As at October 31, 2001, the following stock options were outstanding:

                   Number of Shares           Exercise         Expiry
               Subject to Stock Options        Price            Date
          --------------------------------------------------------------------

               25,000 (former director)        $0.08      December 18, 2001
                                                          (subsequently expired)
               50,000 (director)                0.13      October 1, 2002
               50,000 (former director)         0.13      October 1, 2002
              100,000 (director)                0.13      November 27, 2002
               50,000 (former director)         0.13      November 27, 2002
              150,000 (director)                0.10      March 24, 2003
               70,000 (former director)         0.10      March 24, 2003
            -----------------------------
              495,000
            =============================

8.   Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, tax credits recoverable, prepaid expenses, reclamation bond, loan receivable, accounts payable and accrued liabilities, due to director and a loan payable. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. The Company is not exposed to significant interest, currency or credit risk arising from these financing instruments.

9.   Related Party Transaction

     The aggregate amount of expenditures, either paid or accrued, to parties not at arm's length to the Company consist of the following:

                                                          2001          2000
      ------------------------------------------- ------------- -------------

      Management fees to a director who is
        also the president of the Company to
        be settled by future issuance of
        Company stock                             $     36,000  $     27,000
      Investor relation expenses paid to a
        former president of the Company.                     -        35,160
      Reimbursement for office overhead,
        services and supplies to a director who
        is also the president of the Company to
        be settled by future issuance of
        Company stock                                   24,000             -
      Legal fees paid to an officer of the
        Company                                         40,736             -
      ------------------------------------------- ------------- -------------
                                                  $    100,736  $     62,160
      =========================================== ============= =============


10.  Income Taxes

     At October 31, 2001, the Company had net operating loss carryforwards for Canadian income tax purposes of approximately $9,800,000 which, if not utilized to reduce Canadian taxable income in future periods, will expire during the years 2002 through 2009.

     At October 31, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $8,500,000, which, if not utilized to reduce U.S. taxable income in future periods, will expire during the years 2009 through 2021.

     No tax benefits have been recognized in the statements of operations from the availability of operating loss carryforwards due to the uncertainty of their realization.

11.  Segmented Information

     (a)  Industry information

          The Company considers itself to be operating in one reportable operating segment, being the acquisition and development of resource properties.

     (b)  Geographic information

          The Company's non-current assets by geographic locations are as follows:

                                               2001          2000
             ------------------------- ------------- -------------

             USA                       $    113,271  $    143,973
             Canada                               1             1
             ------------------------- ------------- -------------
                                       $    113.272  $    143,974
             ========================= ============= =============


12.  Non-Cash Financing and Investing Activities

     The Company issued 475,000 common shares to settle outstanding debt of $65,418 during the year.

13.  Comparative Figures

     Certain of the comparative figures for the 2000 fiscal year have been reclassified to conform to the presentation adopted for the fiscal 2001 year.

14.  Subsequent Events

     Subsequent to October 31, 2001, the Company was re-domiciled from Canada to the United States as a Nevada corporation. The shareholders have approved a consolidation of the Company's outstanding and issued share capital on the basis of one new share being issued for each ten shares currently held and have approved a change of the Company's name to Franklin Lake Resources Inc.

15. Differences Between Canadian And United States Generally Accepted Accounting Principles (Canadian GAAP and US GAAP)

     (a)  Recent accounting pronouncements

          (i)  Earnings per share

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Shares". The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. The Company's adoption of FASB 128 for U.S. GAAP purposes results in no difference in net loss per share disclosure.

          (ii) Income tax

               Under Canadian GAAP, the future tax benefit related to the non-capital loss carry forwards have not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method of measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

               The Company has significant non-capital loss carry forwards (note
               10). SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. Under SFAS 109, disclosure of the amount of the valuation allowance is required. As at May 31, 2001, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

          (iii) SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" were also issued in 1997. These standards, which became effective in 1998, expand or modify disclosures and, accordingly, will have no effect on the corporation's consolidated financial position, results of operations or cash flows.

          (iv) In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has not assessed the effect that such adoption may have on its consolidated results of operations and financial position.

     (b)  Stock Options

          The Company has granted founders, directors and certain employees stock options. All options granted were vested immediately and will be exercised from the date of grant for a period from two to five years.

          A summary of the options granted is as follows:


      ------------------------------------------------------------ --------------- ----- --------------
                                                                                               Average
                                                                                              Exercise
                                                                           Number                Price
                                                                        of Shares               (Cdn$)
      ------------------------------------------------------------ --------------- ----- --------------

      Balance outstanding, October 31, 1999                            1,661,593          $       0.47

      2000    -Granted                                                   400,000                  0.11
              -Expired                                                  (340,000)                 0.95
              -Exercised                                                (195,000)                 0.82
              -Cancelled                                                (981,593)                 0.26
                                                                   --------------- --------------------

                 Balance outstanding, October 31, 2000                   545,000                  0.21

                             2001 -Expired                               (50,000)                 0.80
      ------------------------------------------------------------ --------------- --------------------

                 Balance outstanding, October 31, 2001                   495,000          $       0.15
      ============================================================ =============== ====================


                      Range of                        Number             Weighted             Weighted
                                                                          Average
                      Exercise                   Outstanding          Contractual              Average
                         Price               and Exercisable                 Life       Exercise Price
       ------------------------ ----------------------------- -------------------- ---- ---------------
         $0.01    -   $0.1 0                         245,000                 2.16        $        0.10
         $0.11    -    $0.15                         250,000                 1.01        $        0.13
                                ----------------------------- -------------------- --------------------

                                                                             1.58        $        0.12
                                ============================= ==================== ====================

          The Company accounts for its stock-based compensation plan in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, under which no compensation is recognized in connection with options granted to employees except if options are granted at a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements of Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-based Compensation. Accordingly, the Company is required to calculate and present the pro-forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.0%; dividend yield 0%; volatility of 1.7%; and one year of expected lives.

          Based on the computed option values and the number of options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's losses for the year and loss per share:

                                                        2001             2000
            -------------------------------------------------- ----------------
            Loss for the year:                   $  (506,727)    $ (1,169,149)
            - as reported
            -------------------------------------------------- ----------------
            - pro forma                          $  (506,727)    $ (1,200,149)
            -------------------------------------------------- ----------------

            Basic and diluted loss per share:
            - as reported                        $     (0.01)    $      (0.04)
            -------------------------------------------------- ----------------

            - pro forma                          $     (0.01)    $      (0.04)
            ================================================== ================


          In March 2000 the Financial Accounting Standards Board issued "Interpretation #44, Accounting For Certain Transaction Involving Stock Compensation" among other issues, this interpretation clarifies:

          (iv) The definition of employee for purposes of applying opinion 25.

          (v) The criteria for determining whether a plan qualifies as a non-compensatory plan.

          (vi) The accounting consequence of various modifications of the terms of a previously fixed stock option or award, and

          (vii) The accounting for an exchange of stock compensation awards in a business combination.

          In relation to (iii) the interpretation states, "if the exercise price of a fixed stock option reward is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised, the exercise price of an option award has been reduced if the fair vale of the consideration required to be remitted pursuant to the sward's original terms".

          The interpretation is generally effective July 1, 2000 and the Company may incur additional compensation expense in future years.

     (c) The acquisition in prior years of certain mining claims acquired from the spouse of a director are accounted for at cost being the market value of the shares issued as consideration. Under United States GAAP these acquisitions would have been recorded at the Directors' and related companies original cost. The impact on the capital stock and cost of claims if the Financial Statements were prepared in accordance with United States GAAP is indeterminable.

     (d)  Statement of Cash Flows

          Supplemental Disclosure of Cash Flow Information

            --------------------- -------------------- ------------ ------------
            Cash paid during          May 23, 1986         Year         Year
              the period             (inception) to        Ended       Ended
                                    October 31, 2001    October 31   October 31,
                                      (cumulative)          2001       2000
            --------------------- -------------------- ------------ ------------

            Interest                   $ -                 $ -              $ -

            Income taxes               $ -                 $ -              $ -
            --------------------- -------------------- ------------ ------------

     (e)  Operations in Foreign County

          The Company is subject to numerous factors relating to conducting business in a foreign country (including, without limitation, economic, political and currency risk), any of which could have a significant impact on the Company's operation.

     (f)  Supplemental Financial Information:

          (i)  Reconciliation of Stockholders' Equity under US GAAP



                                                                                 Deficit
                                                   Common Shares               Accumulated      Total
                                    ---------------------------------------    During the    Shareholders'
                                                                    To Be      Exploration     Equity
                                          Number        Amount     Issued         Stage     (Deficiency)
----------------------------------- ------------- ------------- ----------- --------------- -------------
                                                       $'s          $'s           $'s            $'s

Issuance of common shares for
  Cash                                 1,620,000        57,000          -              -          57,000
Net loss                                       -             -          -        (10,249)        (10,249)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balances at October 31, 1986                                            -
Issuance of common shares for
  Cash                                 1,025,000        51,500          -              -          51,500
Net loss                                       -             -          -        (64,540)        (64,540)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balances at October 31, 1987           2,645,000       108,500          -        (74,789)         33,711
Issuance of common shares for
  Cash                                   150,000         9,000          -              -           9,000
Net loss                                       -             -          -        (20,671)        (20,671)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balances at October 31, 1988           2,795,000       117,500          -        (95,460)         22,040
Issuance of common shares for
  Cash                                 1,876,332       363,225          -              -         363,225
  Resource property                      300,000        40,500          -              -          40,500
Net loss                                       -             -          -       (247,866)       (247,866)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balances at October 31, 1989           4,971,332       521,225          -       (343,326)        177,899
Issuance of common shares for
  Cash                                 1,947,255     1,240,500          -              -       1,240,500
  Resource property                      400,000        54,000          -              -          54,000
  Services                                24,014        85,250          -              -          85,250
Commons shares to be issued for
  Resource property                            -             -    560,000              -         560,000
Net loss                                       -             -          -     (2,759,079)     (2,759,079)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balances at October 31, 1990           7,342,601     1,900,975                (3,102,405)       (641,430)
Issuance of common shares for
  Cash                                 2,759,027     1,117,950   (560,000)             -         557,950
  Resource property                      165,000       169,750          -              -         169,750
  Debt settlement                        789,240       358,168          -              -         358,168
Commons shares to be issued for
  Resource property                            -             -     94,915              -          94,915
Net loss                                       -             -          -       (650,082)       (650,082)
----------------------------------- ------------- ------------- ----------- --------------- -------------
Balance at October 31, 1991           11,055,868     3,546,843     94,915     (3,752,487)       (110,729)
=================================== ============= ============= =========== =============== =============


                                                                                Deficit
                                               Common Shares                  Accumulated       Total
                                  -----------------------------------------    During the    Shareholders'
                                                                  To Be       Exploration      Equity
                                       Number         Amount      Issued        Stage       (Deficiency)
--------------------------------- -------------- -------------- ----------- --------------- -------------
                                                      $'s           $'s           $'s            $'s

Balances at October 31, 1991,
  carried forward                    11,055,868      3,546,843     94,915     (3,752,487)       (110,729)
Issuance of common shares for
  Cash                                1,958,636      1,230,450          -              -       1,230,450
  Resource property                     876,483        753,665    (94,915)             -         658,750
  License                               400,000        168,000          -              -         168,000
Net loss                                      -              -          -     (1,423,468)     (1,423,468)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balances at October 31, 1992         14,290,987      5,698,958          -     (5,175,955)        523,003
Issuance of common shares for
  Cash                                2,456,413      2,923,415          -              -       2,923,415
Issuance of common shares to
  Acquire subsidiary                    311,000             40          -              -              40
Common shares to be issued                    -              -    100,000              -         100,000
Net loss                                      -              -          -     (1,882,810)     (1,882,810)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balances at October 31, 1993         17,058,400      8,622,413    100,000     (7,058,765)      1,663,648
Issuance of common shares for
  Cash                                3,394,000      4,883,100   (100,000)             -       4,783,100
Issuance of common shares to
  Acquire subsidiary                     25,000         87,500          -              -          87,500
  A director                            250,000        281,250          -              -         281,250
Net loss                                      -              -          -     (3,290,933)     (3,290,933)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balances at October 31, 1994         20,727,400     13,874,263          -    (10,349,698)      3,524,565
Issuance of common shares for
  Cash                                2,083,591      3,973,440          -              -       3,973,440
  Resource property                     231,000        474,220          -              -         474,220
  Plant and equipment                    18,000         39,780          -              -          39,780
Net loss                                      -              -          -     (3,537,371)     (3,537,371)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balances at October 31, 1995         23,059,991     18,361,703          -    (13,887,069)      4,474,634
Issuance of common shares for
  Cash                                3,160,236      5,995,913          -              -       5,995,913
  Plant and equipment                   309,707       1690,511          -              -       1,690,511
Net loss                                      -              -          -     (5,126,791)     (5,126,791)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balances at October 31, 1996         26,529,934     26,048,127          -    (19,013,860)      7,034,267
Issuance of common shares for
  Cash                                2,706,081      6,148,626          -              -       6,148,626
Net loss                                      -              -                (7,133,674)     (7,133,674)
--------------------------------- -------------- -------------- ----------- --------------- -------------
Balance at October 31, 1997          29,236,015     32,196,753          -    (26,147,534)      6,049,219
================================= ============== ============== =========== =============== =============

               (i) Reconciliation of Stockholders' Equity under US GAAP (continued)


                                                                                Deficit
                                                Common Shares                 Accumulated       Total
                                   ----------------------------------------   During the    Shareholders'
                                                                   To Be      Exploration      Equity
                                        Number        Amount       Issued        Stage       (Deficiency)
---------------------------------- ------------- -------------- ----------- ---------------  -------------
                                                      $'s           $'s           $'s             $'s

Balances at October 31, 1997,
  carried forward                    29,236,015     32,196,753          -    (26,147,534)       6,049,219
Issuance of common shares for
  Cash                                1,989,278      5,594,951          -              -        5,594,951
Issuance of common shares
  pursuant to dilution provision        244,444              -          -              -                -
Net loss                                      -              -          -     (8,707,548)      (8,707,548)
---------------------------------- ------------- -------------- ----------- ---------------  -------------
Balances at October 31, 1998         31,469,737     37,791,704          -    (34,855,082)       2,936,622
Issuance of common shares for
  Cash                                  240,593        192,474          -              -          192,474
Net loss                                      -              -          -     (2,415,465)      (2,415,465)
---------------------------------- ------------- -------------- ----------- ---------------  -------------
Balances at October 31, 1999         31,710,330     37,984,178          -    (37,270,547)         713,631
Issuance of common shares for
  Cash                                3,758,000        375,800          -              -          375,800
Issuance of common shares
  on conversions of accounts
  Payable                               550,000         81,409          -              -           81,409
Net loss                                      -              -          -     (1,169,149)      (1,169,149)
---------------------------------- ------------- -------------- ----------- ---------------  -------------
Balances at October 31, 2000         36,018,330     38,441,387          -    (38,439,696)           1,691
Issuance of common shares for
  Debt settlement                       475,000         65,418          -              -           65,418
Common shares to be issued for
  Cash                                  270,000              -          -              -           27,000
Net loss                                      -              -          -       (506,727)        (506,727)
---------------------------------- ------------- -------------- ----------- ---------------  -------------
Balances at October 31, 2001         36,763,330     38,506,805          -    (38,946,423)        (412,618)
================================== ============= ============== =========== ===============  =============

          (ii) There is no difference between Canadian and United States generally accepted accounting principles on total assets and total liabilities, statement of operations and statement of cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 6, 2001, the Company engaged Ellis Foster, Chartered Accountants, as its independent auditors for the fiscal year ended October 31, 2001 after Matthew Hoogendorn, Chartered Accountant, who was the Company's auditorfor fiscal year 2000, resigned on September 5, 2001. DeLoitte & Touche conducted the fiscal year 1999 audit and also resigned before the end of the fiscal year 2000.

     Neither the resignation of DeLoitte & Touche nor the resignation of Matthew Hoogendorn was based on any disagreement with the Company on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                            Age       Position                Service Began     Service Ended
----                            ---       --------                -------------     -------------

Stanley Combs (A)(B)            56        Director, Chairman      July 1998              --

Father Gregory Ofiesh           70        President, Chief        March 2000             --
                                          Executive Officer,
                                          and Director

Robert Chatwin (A)(B)           75        Secretary                                      --

Maher Moussa                    36        Treasurer               April 2001             --

James Sahlin (A)(B)             68        Director                December 1998       June 2001

John Van Engelen                73        Director                April 2001             --

Peter Boyle                     63        Vice President--        August 2000            --
                                          Regulatory
                                          Affairs

----------
(A)  Member of Audit Committee
(B)  Member of Compensation Committee

STANLEY R. COMBS, director and chairman of the board, is a Florida resident. Mr. Combs is currently self-employed as a business consultant. Until January 2001, he was Vice President of Asighning Construction - Laundromax - Architect. Prior to that he had been director of planning and construction for Claire's Stores.

FATHER GREGORY OFIESH, director, president and chief executive officer, is California resident. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San Francisco, California, on January 1, 2001. Prior to his retirement, he was, and he continues to serve as, Dean of the San Francisco/Bay Area Orthodox Clergy.

ROBERT CHATWIN, who is a director on the board, is a resident of British Columbia. He is a retired businessman.

MAHER MOUSSA, director and treasurer, is a citizen of Canada. He is currently self-employed as a business consultant. Previously, he was employed in a family import-export business in Egypt and Canada.

JAMES SAHLIN, who was a director until June 2001, is a resident of British Columbia. He is a retired businessman.

JOHN VAN ENGELEN, who was a director until January 7, 2002, is a resident of Ontario. He was the owner of Chauncey Laboratory, an assay company, in Toronto until his retirement in 1999. He worked in the Company's Laboratory at Death Valley Junction until October 2001, and continues to serve as a consultant to the Company. He is a member of the Chemical Society of Canada.

PETER BOYLE, vice president-regulatory affairs, is resident of California. He is an attorney-at-law and a member of the State Bar of California. He has over 35 years of experience representing a diverse group of businesses on a wide range of transactional, corporate, and regulatory matters. He is a graduate of the University of Notre Dame and the University of Pennsylvania Law School.

     There are no family relationships between any directors and/or executive officers. There are no arrangements or understandings between any director and/or executive officer and any other party relating to the selection of any person as an officer or director.

     To the Company's knowledge, it is not owned or controlled, directly or indirectly, by another corporation or any foreign government.


SUBSEQUENT EVENTS

         At the Annual General Meeting ("AGM"), on June 5, 2001, Robert Chatwin, Stanley Combs, Maher Moussa, Father Gregory Ofiesh, and John van Engelen were elected as the directors for the following year. James Sahlin, whose term ended at such meeting, chose not to run for re-election. At the Board of Directors meeting following the AGM, Father Ofiesh was elected President and CEO, Mr. Combs was elected Chairman of the Board, Mr. Chatwin was elected Treasurer, and Mr. Moussa was elected Secretary.

At a meeting of the Board of Directors held on January 7, 2002, Father Ofiesh informed the board that John van Engelen had resigned as a director and that Maher Moussa had informed him that he (Moussa)intended to resign as a director. The Board then appointed Kamal Alawas and Paul Kaser as directors.

KAMAL ALAWAS, resident of Washington, is the president of International Star Inc. and Sidon International Resources Corp., both mining companies. Previously, he was associated with other mining companies and private investments.

PAUL A. KASER, a resident of New Jersey, is a chemical engineer with BASF, a large chemical company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes that no officer, director or control person failed to timely file any report required under Section 16(a) of the Securities Exchange Act of 1934 during the period. The Company only subsequently (January 9, 2002) became subject to the issuer reporting requirements under the Act upon the issuance of its Certificate of Discontinuance and consequent redomicilition from Canada to Nevada.

ITEM 10. EXECUTIVE COMPENSATION

         The Company does not currently have any formal plan or standard arrangement for compensating its directors for their services as directors, other than the granting of stock options. The Company gives each director an option to purchase 5,000 shares of Company stock (adjusted for the reverse split effective January 9, 2002), for each year he serves as a director. The options are for three years and are granted at the market price on the date of the grant. Although the Director Stock Option Plan has expired, it is the Company's intention to continue this practice. Directors receive no cash compensation.

         The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

================================================================================================================================
Name and principal            Year                  Annual Compensation                    Long-term Compensation
position
--------------------------- ---------- ----------------------------------------------- ----------- ---------- ------- ----------
                                         Salary        Bonus         Other Annual       Restricted Securities         All other
                                                                     Compensation       Stock      Underlying LTIP    compen-
                                           ($)          ($)              ($)            Awards     Options    Payouts sation
--------------------------- ---------- ------------ ------------ --------------------- ----------- ---------- ------- ----------

Father Gregory Ofiesh,        2001          0            0              36,000             0           0          0         0
President, CEO, Director*
                            ---------- ------------ ------------ --------------------- ----------- ---------- --------- ---------

                              2000          0            0              27,000             0           0          0         0

                            ---------- ------------ ------------ --------------------- ----------- ---------- --------- ---------

                              1999`         0            0                0                0           0          0         0

--------------------------- ---------- ------------ ------------ --------------------- ----------- ---------- --------- ---------

Peter Boyle, Vice             2001          0            0              44,460             0           0          0         0
President-Regulatory
Affairs**                   ---------- ------------ ------------ --------------------- ----------- ---------- --------- ---------

                              2000          0            0              13,850             0           0          0         0

                            ---------- ------------ ------------ --------------------- ----------- ---------- --------- ---------

                              1999          0            0                0                 0           0          0         0

=================================================================================================================================

* The payments to Father Gregory Ofiesh, President and CEO, are called management fees of CDN$27,000, but they are not payable in cash; the payments may only used to purchase securities of the Company.

** Peter Boyle, vice president-regulatory affairs, is an attorney at law and does not work full-time for the Company. He is paid on a fee basis and the amounts above represent the fees paid to him during each of the respective years.

     No funds were set aside or accrued by the Company during fiscal year 2001 or 2000 to provide pension, retirement or similar benefits for directors or executive officers.

     The table below provides information, as of October 31, 2001, as to the number of outstanding shares of common stock subject to stock options held by directors and officers of the Company.

=========================================================================
Expiration Date               Exercise Price     Number of Common Shares
=========================================================================

December 18, 2001               CDN$0.80         25,000 (former director)
(subsequently expired)

October 1, 2002                 CDN$0.13         50,000 (director)

October 1, 2002                 CDN$0.13         50,000 (former director)

November 27, 2002               CDN$0.13         100,000 (director)

November 27, 2002               CDN$0.13         50,000 (former director)

March 24, 2003                  CDN$0.10         150,000 (director)

March 24, 2003                  CDN$0.10         70,000 (former director)

---------------------------- ----------------- -------------------------
Total                                           495,000
========================================================================



         Under Canadian securities law, if any warrants are exercised during the first twelve months after issuance, the shares cannot be transferred prior to the end of such twelve-month period.

         Under U.S. securities law, shares issued on the exercise of such warrants cannot be transferred until 12 months from the date of exercise and full payment of the exercise price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MAANGEMENT

     The following table sets forth, as of October 31, 2001, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the subsequent (January 9, 2002) ten-for-one reverse stock split Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

ALL FIGURES ARE ADJUSTED TO GIVE EFFECT TO THE 1-FOR-10 REVERSE STOCK SPLIT EFFECTIVE JANUARY 9, 2002.

========================================================================
Title of          Persons or Group                Shares      Percent of
Class                                             Owned         Class
------------------------------------------------------------------------

Common            Father Gregory Ofiesh,         682,096        17.0%
                  172 Starlite Street
                  South San Francisco,
                  California  94080

Common            Stan Combs                       6,250         0.2%
                  172 Starlite Street
                  South San Francisco
                  Califorina  94080

Common            Bob Chatwin                     61,700(2)      1.5%(2)
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Peter Boyle                      5,000         0.1%
                  172 Starlite Street
                  South San Francisco,
                  California  94080
------------------------------------------------------------------------
Common            Officers and Directors         750,046        18.7%
                  As a Group
========================================================================

(1) The amount and percentage include in-the-money warrants to purchase up to 300,000 shares of common stock. Father Ofiesh also has the right to convert his cash advances to the Company into stock in connection with any future offering of securities by the Company. The number of shares to which he would be entitled would depend upon the terms and conditions of such offering.
(2) The amount and percentage includes in-the-money warrants to purchase up to 27,000 shares of common stock.


     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 21, 1998, the Company had agreed to loan Jimmy John, former director, former chairman of the board, and former president of the Company, CDN$733,107.45 to exercise existing warrants held by him for shares in the Company. The loan is now due but unpaid and Company has filed suit against Mr. John, and he has filed a counter-claim against the Company. See Item 3, "Legal Proceedings."

     In the fiscal year 1999, the Company received an offer from Father Gregory Ofiesh, a director but then not an officer of the Company, to purchase all property owned by the Company (including improvements and equipment located thereon), situated in the County of Nye, State of Nevada. In the fiscal year of 2000, the Company sold the property to him on the following terms:

1. The Company sold all rights, titles, and interests in the property for US$125,000, payable in full at closing, with the title to the property to be free and clear of all liens, charges and encumbrances.

2. The Company has the right to store ore samples conveyed under chain of custody and under the Company's lock and key in a satisfactory place located in a building on the property at no charge to the Company.

3. The closing date was February 1, 2000, with the full purchase price paid in cash; and

4.   All costs of this transaction were borne by the purchaser.

     As of October 31, 2001, there were non-transferable warrants outstanding to purchase a total of 3,270,000 shares of common stock Cdn$0.10 (to be adjusted for reverse split). The expiration date on these warrants is October 18, 2002. They were issued in various private placements of units of common stock and warrants.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits

     The following exhibits are filed herewith and incorporated into this Form 10-KSB Annual Report:

         Exhibit No.                Description
         -----------                -----------

3.1      Articles of Incorporation
3.2      Bylaws
3.3      Articles of Domestication
99.1     Proxy Statement dated September 11, 2001


Reports on Form 8-K

     No reports were filed during the period covered by this Report.

     Subsequently, the Company filed the following Current Reports on EDGAR:

        Date              Subject
        ----              -------

      11-05-01            Other Events - Redomiciliation

      01-07-02            Other Events - Redomiciliation

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                    FRANKLIN LAKE RESOURCES INC.


                                    By: /s/Father Gregory Ofiesh
                                    ------------------------------------------
                                    President, Chief Executive Officer,
                                    and Director


Dated:  February 4, 2002


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Boyle                                     February 4, 2002
----------------------------------                  -------------------
Secretary                                           Date


/s/ Frances Nelson                                  February 4, 2002
----------------------------------                  -------------------
Treasurer                                           Date


/s/ Maher Moussa                                    February 4, 2002
----------------------------------                  -------------------
Director                                            Date


/s/ Robert Chatwin                                  February 4, 2002
----------------------------------                  --------------------
Director                                            Date



/s/ Stan Combs                                      February 4, 2002
----------------------------------                  --------------------
Director                                            Date