Form 10QSB
period 2002-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-04-19
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                    Quarterly Report Under Section13 or 15(d)
                     Of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002
                        Commission file number 000-21812


                          FRANKLIN LAKE RESOURCES INC.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                    52-2352724
     ---------------------------------           -----------------------------
      (State of incorporation)                      (IRS Employer ID Number)


     172 Starlite Street, South San Francisco, California        94080
     ----------------------------------------------------    --------------
          (Address of principal executive offices)             (Zip Code)

                                 (650) 588-0425
           ---------------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUER:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 15, 2002, the issuer had outstanding 6,369,333 shares of its Common Stock, $0.001 par value.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of January 31, 2002 commence on the following page. In opinion of Management, the financial statements fairly present the financial condition of the Company.

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                January 31, 2002

                                     Assets

Current
     Cash                                                       $1,462
     Tax credits recoverable                                       236
     Prepaids, deposits and advances                             2,100
                                                          -------------
Total Current Assets                                           $ 3,798

Long-Term
     Reclamation Bond                                           58,452
     Loan Receivable                                                 1
     Resource Properties                                             7
     Plant and equipment, net                                   80,182
                                                          -------------
Total Long-Term Assets                                         138,642
                                                          -------------
Total Assets                                                  $142,440

                Liabilities and Shareholders' Equity (Deficiency)

                                   Liabilities

Current Liabilities
     Accounts Payable and accrued liabilities                   39,515
     Due a Director                                            289,379
                                                          -------------
Total Liabilities                                              328,894

                        Shareholders' Equity (Deficiency)

Share capital                                               24,360,503
Deficit                                                    (24,546,957)
                                                          -------------
Total Shareholders' Equity (Deficiency)                       (186,454)
                                                          -------------
Total Liabilities and Shareholders' Deficiency                $142,440
                                                          =============

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                             Statement of Operations

                                            3 Months Ended       3 Months Ended
                                           January 30, 2002     January 30, 2001
                                           ----------------     ----------------

Operating Expenses
     Mineral Exploration                        $26,252                $27,273
     Professional and administrative fees        16,420                  4,803
     Investor relations                             573                     62
     Salaries and benefits                        3,200                      0
     Travel                                       5,128                  2,350
     Management fees                             12,000                  6,002
     Office                                       8,197                (1,180)
     Rent                                         9,600                      0
     Transfer agent fees                            749                    654
     Filing fees                                    109                      0
     Interest and bank charges                      279                     26
     Depreciation                                 2,914                  2,980
                                           --------------       ---------------

     Total Operating expenses                    85,422                 42,971

Other income (expenses)
Interest income                                    (17)                      0
Foreign exchange gain (loss)                                           (1,426)
                                           --------------       ---------------

Total other income (expenses)                      (17)                (1,426)

Net Loss                                        $85,404                $41,545

Loss per share                                        $                 $ 0.01
                                                   0.02

Weighted average number of shares             4,276,333              3,601,833

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                             Statement of Cash Flows
                         Quarter Ended January 31, 2002


Cash flows from (used in) operating activities

Loss for quarter                                                            $(85,404)

Adjust for items not involving cash:
Depreciation                                                 $2,914
Expenses payable only in shares of stock                     18,000
Write-up of resources properties                            (     4)          20,910
                                                       -------------    -------------

Changes in non-cash working capital items
Increase in tax credits recoverable                              36
Decrease (increase) in prepaid expenses                     ( 1,926)
Increase (decrease) in accounts payable and accrued
liabilities                                                   6,427            4,537
                                                       -------------    -------------

Changes in other assets
Increase in equipment (new purchases)                        37,339
Increase in reclamation bond                                 30,059           67,398
                                                       -------------    -------------

Cash flows from financing activities
Funds received for shares                                   (30,000)
Advances received from/due to director                      (83,851)
Decrease in loan payable                                    100,000          (13,851)
                                                       -------------    -------------

Increase (decrease) in cash                                 (6,410)

Cash at beginning of quarter (November 1, 2001)                                7,872
                                                                        -------------

Cash at end of quarter (January 31, 2002)                                     $1,462

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the company's financial statements and notes.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

     The Company has its executive and administrative offices at 172 Starlite Street, South San Francisco, CA 94080. Its laboratory, testing equipment, and pilot plant are located at Death Valley Junction, Inyo County, CA. Its principal business is searching for and attempting to extract precious metals from the earth.

     The Company was originally incorporated as Naxos Resources Ltd. in Canada in 1986, and operated as a Canadian business until January 9, 2002. On that date, it "continued" to the U.S. and became a Nevada corporation. At the same time, it changed its name to Franklin Lake Resources Inc., and reverse split its shares on the basis of one new share for each ten shares previously held.

     The Company's fiscal year ends on October 31.

     The Company has not commenced any significant operations and is, therefore, still considered a development stage company.

RESULTS OF OPERATIONS

     During its first fiscal quarter, ended January 31, 2002, the Company continued its exploring and testing activities. Total expenses were $85,422, compared with $42,971 in the comparable quarter in the prior year. The principal elements of the differences were increases in professional and administrative fees of approximately $11,600, salaries and benefits of $3,200, travel of $2,800, management fees of $6,000, office expenses of $9,400, and rent of $9,600. The management fees and rent are not payable in cash, but may only be exchanged for shares of the company's common stock.

     The company had no revenue.

     The company's investment in plant and equipment increased from $68,122 at October 31, 2002, to $80,182 at January 31, 2002, primarily because of the purchase of new equipment.

PLAN OF OPERATION

     Since Father Gregory Ofiesh was elected president in March 2000, the Company has attempted to focus on two matters: bringing the company's finances under control and producing and selling precious metals.

     As to the finances, the Company had approximately $300,000 in debts, all of which were paid, negotiated, and or canceled in exchange for shares of stock. Since then, the Company has been current in its bills. Although the company still has no revenue, it has managed to keep operating on this debt free basis because of periodic cash advances by the Company's president and several private offerings of securities. The company is in the process of making a rights offering to its shareholders. If it cannot continue to raise funds, it may not be able to remain in business.

     As to producing and selling precious metals, the Company recognized that the prior management had spent millions of dollars in assays and other tests, but had not sold any precious metals. It was decided to attempt to produce by any means possible precious metals that could be sold at a profit. The only tests would be done by the Company's in-house staff. They would, as expeditiously as possible, seek to identify ores containing precious metals and attempt to extract them. No public announcement would be made of the Company's progress until sales of the materials had been made in amounts and with a consistency that would justify a belief by management that the Company would be able to reach its objective and operate profitably.

     During the First Quarter, the company purchased several items of equipment that are expected to improve its ability to produce and sell precious metals. Since then, one of its directors, Paul Kaser, has obtained a large dryer that he is donating to the Company. This should allow the Company to get better prices for its materials from a refiner.

     During the First Quarter, the Company also had several informal discussions with officials of the Xenolix Technologies, Inc., with respect to some possible combination of resources and efforts by the companies. The companies had some similarities and it was generally thought that a combination would allow both together to do better than they would separately. Since the end of the Quarter, the companies entered into an Agreement for the Purchase and Sale of Assets, pursuant to which the Company will acquire the operating assets and the intellectual property of Xenolix. In return, the Company will give Xenolix 1,201,657 shares of its common stock, a six-month warrant to acquire another 1,201,657 shares at $1.08 per share, and a 12-month warrant to acquire another 1,201,657 shares at $1.08 per share. The issuance of the warrants, however, may be canceled if the Company is not able to produce and sell precious metals at profit using Xenolix processes and technology.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES

See Part I, Item 2, General.

     Franklin Lake Resources Inc. is authorized to issue 45,000,000 shares of common stock having a par value of $0.001 per share, and 5,000,000 shares of preferred stock having a par value of $0.001 per share. The terms and conditions of any preferred shares that may be issued are not prescribed in the Articles of Incorporation but are to be established by the board of directors at the time of issuing any such shares.

Item 3. DEFAULTS ON SENIOR SECURITIES

     Not applicable

Item 4. SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during this period.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed with this report

     (b) Reports on Form 8-K

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Franklin Lake Resources
                                       (Registrant)

Date: April 18, 2002
                                       /s/ Father Gregory Ofiesh
                                       --------------------------------------
                                       Father Gregory Ofiesh
                                       President and Chief Executive Officer