Form 10QSB
period 2002-04-30
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-06-20
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                    Quarterly Report Under Section13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2002

                        Commission file number 000-21812

                          FRANKLIN LAKE RESOURCES INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                52-2352724
        ------------------------                ------------------------
        (State of incorporation)                (IRS Employer ID Number)


     172 Starlite Street, South San Francisco, California          94080
     -----------------------------------------------------       ----------
         (Address of principal executive offices)                (Zip Code)


                                     (650) 588-0425
                              ----------------------------
                               (Issuer's telephone number)

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

          As of April 30, 2002, the issuer had outstanding 7,997,990 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of April 30, 2002 commence on the following page. In opinion of Management, the financial statements include all adjustments necessary to fairly present the financial condition of the Company.


                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                                  Balance Sheet
                                 April 30, 2002
                                   (Unaudited)

                                     Assets

Current
     Cash                                           $      48,646
     Tax credits recoverable                                  488
     Prepaids, deposits and advances                        1,600
                                                    --------------
Total Current Assets                                                  $     50,734

Long-Term
     Reclamation Bond                                      58,452
     Loan Receivable                                            1

     Resource Properties                                        7
     Plant and equipment, net                              79,310
                                                    --------------
Total Long-Term Assets                                                     137,770
                                                                      -------------

Total Assets                                                          $    188,504

                Liabilities and Shareholders' Equity (Deficiency)

                                   Liabilities

Current Liabilities
     Accounts Payable and accrued liabilities              50,022
     Due a Director                                       298,879
                                                    --------------
Total Liabilities                                                          348,901

                        Shareholders' Equity (Deficiency)

Share capital                                          24,490,503
Deficit                                               (24,650,900)
                                                    --------------
Total Shareholders' Equity (Deficiency)                                   (160,397)
                                                                      -------------

Total Liabilities and Shareholders' Deficiency                        $    188,504


                       See Notes to Financial Statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                             Statement of Operations
                                   (Unaudited)

                                                                Six Month Ended April 30
                                                                ------------------------
                                                        2002                                  2001
                                                        ----                                  ----
Operating Income
   Sales to refinery                             $4,100                                 $0
                                       -----------------                      -------------

Total Income                                                      $4,100                                  $0

Operating Expenses
     Mineral exploration                         54,763                             64,995
     Depreciation                                 2,914                              2,980
     Professional fees                           42,706                             26,932
     Shareholder Services                        14,899                              4,137
     Employee compensation                       23,359                             14,870
     Management fees                             24,000                             11,321
     Office administration                        5,275                              3,315
     Rent                                        19,200                              7,547
     Travel & Entertainment                       8,532                              7,802
     Governmental fees & licenses                 1,481          197,129               921           144,820
                                       ----------------- ----------------     ------------- -----------------

Operating income (loss)                       (190,115)        (193,029)                           (144,820)

Other income (loss)
     Miscellaneous reimbursement                    750
     Interest income                               (17)
     Foreign exchange gain (loss)                                    733           (1,426)           (1,426)
                                       ----------------- ----------------     ------------- -----------------

Net income (loss)                                             $(192,296)                          $(146,246)


Loss per share                                                    $ 0.02                               $0.04


Shares outstanding at end of period (2001                      7,997,990                           3,676,333
adjusted for one-for-ten reverse stock split)


                       See Notes to Financial Statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                                                   Six Months Ended
                                                    April 30, 2002
                                                   ----------------

Operating Activities
     Net Income (loss)                                   $(189,347)
     Adjustment to reconcile Net Income to
     Net cash provided by operations:
         GST Recoverable                                      (360)
         Petty Cash                                           (500)
         Prepaid Taxes                                      (1,600)
         Accounts Payable                                     6,475
         Accrued Reclamation Cost                            30,000
         FGO Accounts Payable                                82,500
         Payroll Liabilities                                  2,104
                                                      --------------
Net cash provided by Operating Activities                  (70,728)

Investing Activities
     Furniture, Fixtures & Equipment (net)                 (14,137)
     Plant Equipment (net)                                 (65,174)
     Loan Receivable-J. John                                      1
     Mineral Claims                                             (7)
     Reclamation Bond                                      (58,452)
                                                      --------------
Net cash provided by Investing Activities                 (137,769)

Financing Activities
     Liabilities to be settled by shareholders              216,379
     Capital Stock                                       24,490,503
     Opening Balance Equity                            (24,456,992)
                                                      --------------

Net cash provided by Financing Activities                   249,889
                                                      --------------

Net cash increase for period                                 41,391

Cash at the beginning of period                               6,755
                                                      --------------
Cash at the end of period                                   $48,146



                       See Notes to Financial Statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                         Notes to Financial Statements

1.   CONTINUING OPERATIONS

     These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

     The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including profitable operations, successful completion of additional financing arrangements and the continuing support of its creditors and shareholders.

2.   SIGNIFICANT ACCOUNT POLICIES

     a.   Basis of presentation.

     The Company follows generally accepted accounting principles (U.S.). All amounts shown in these consolidated financial statements are in U.S. dollars unless otherwise stated.

     b.   Principles of consolidation.

     The financial statements include the accounts of Franklin Lake Resources Inc., and its wholly owned subsidiaries, Naxos Resources (USA) Ltd. and Franklin Mining Corporation.

     c.   Nature of exploration stage activities.

     The Company is engaged in the acquisition and exploration of precious metals properties and the development of processes for the commercial extraction of the minerals. Mineral exploration expenditures are charged to earnings until it is determined that a property has economically recoverable ore reserves; further exploration expenditures will then be capitalized.

     d.   Depreciation.

     Depreciation is calculated using the declining balance method at the following annual rates:

             Office furniture and equipment          20% - 30%
             Mining equipment                        20% - 30%

     e.   Restoration, rehabilitation and environmental expenditures.

     Restoration, rehabilitation and environmental expenditures are charged to earnings as incurred during the exploration phase. Significant restoration, rehabilitation and environmental expenditures to be incurred subsequent to the cessation of exploration are accrued when their extent can be reasonably estimated.

     f.   Use of estimates.

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

     g.   Cash and cash equivalents.

     Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

     h.   Loss per share.

     Loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is not presented as it is not dilutive.

     i.   Stock based compensation.

     No compensation expense is recognized when stock options are issued to employees and directors. Any consideration paid by employees and directors on the exercise of stock options is credited to share capital. If stock options are repurchased from employees and directors, the excess of the consideration paid over the carrying amount of the stock options is charged to deficit.

3.   LOAN RECEIVABLE

     On January 21, 1998, the Company loaned a former director $733,107 to exercise warrants for a total of 321,833 shares of the Company. The loan did not bear interest and was for a period not to exceed 24 months. The former director deposited the shares acquired into escrow as security for the loan. On December 18, 1998, the director resigned and accordingly, the loan became due immediately. To date, the Company's attempt to collect this loan have been unsuccessful. The Company has charged a provision for loss of $665,673 to operations in fiscal 2000 based on its estimate of collectibility of the loan at that time. The loan receivable is carried at nominal value of $1 at April 30, 2002. Any amounts recovered in the future on this note receivable will be credited to operations in the year of recovery. In the event the shares held in escrow are returned, they will be canceled, without recognition of gain to the Company.

4.   RESOURCES PROPERTIES

     Franklin Lake Project, California, USA.

     The Company holds/held the following mineral property interests.

     (i) A month-to-month lease to 52.5 acres of land and buildings, including tailings piles in Inyo County, California. The lease requires monthly payments equal to the greater of $1,200 or 5% of net smelter returns of ore extracted from the tailings.

     (ii) Interest in 58 placer association claims in Inyo County, California. During the fiscal year ended October 31, 2001, the exact area as was covered by the 408 mineral claims reported as of October 31, 2000, was restaked as 58 placer association claims. This was possible because, whereas the former claims were limited to 20 acres each, the placer association claims may cover up to 160 acres each, considerably reducing the Company's claim costs.

5.   SHARE CAPITAL

     (a)  Authorized:   At  October  31,  2001,   the  Company  was  a  Canadian
          corporation known as Naxos Resources Ltd. It had authorized capital of an unlimited number of shares of common stock without par value.

     During the period covered by this report, the Company was "continued" to the U.S. and became a Nevada corporation. The authorized capital of this corporation consists of 45,000,000 shares of common stock par value $0.001 per share. Effective January 9, 2002, the Company changed its name to Franklin Lake Resources Inc. and reverse split its shares on the basis of one new share for each ten existing shares.

     (b)  Shares issued:

           Outstanding, October 31, 2001 (per Annual Report)     36,763,330
           Adjusted for reverse stock split                       3,676,333
           Issued for cash, services and rent                     3,129,000
           Issued to Xenolix Technologies, Inc.                   1,201,657
                                                              --------------
           Outstanding, April 30, 2002                            7,997,990


     (c) At April 30, 2002, the following share purchase warrants were outstanding:

                  Number of Shares     Exercise Price      Expiry Date
                  ---------------------------------------------------------

                       3,270,000          0.10*          October 18, 2002
                         450,000          0.25**         January 31, 2003
                         400,000          0.25**           April 30, 2003
                       4,000,000          0.25**           March 31, 2003
                  =========================================================
                  * Canadian Dollars                 ** U.S. Dollars

     (d)  As at April 30, 2002, the following stock options were outstanding:

                         Number of Shares          Exercise       Expiration
                     Subject to Stock Options       Price*           Date
                ----------------------------------------------------------------

                 50,000 (director)                  0.13       October 1, 2002
                 50,000 (former director)           0.13       October 1, 2002
                100,000 (director)                  0.13       November 27, 2002
                 50,000 (former director)           0.13       November 27, 2002
                150,000 (director)                  0.10       March 24, 2003
                 70,000 (former director)           0.10       March 24, 2003
                ----------------------------
                495,000
                ============================
                  * Canadian Dollars

6.   FINANCIAL INSTRUMENTS

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

7.   RELATED PARTY TRANSACTION

     The aggregate amount of expenditures, either paid or accrued, to parties not at arm's length to the Company consist of the following:

                                                                      April 30,      April 30,
                                                                         2002           2001
                                                                  -------------- --------------

         Management fees to a director who is also the president
             of the Company to be settled by future issuance of
             Company stock                                              $24,000        $11,321
         Reimbursement for office overhead, services and
             supplies to a director who is also the president of
             the Company to be settled by future issuance of
             Company stock                                               19,200          7,547
         Legal fees paid to an officer of the
             Company                                                     15,000         15,000
                                                                  -------------- --------------
                                                                        $58,200        $33,868
                                                                  ============== ==============

8.   INCOME TAXES

     At October 31, 2001, the Company had net operating loss carryforwards for Canadian income tax purposes of approximately $9,800,000 which, if not utilized to reduce Canadian taxable income in future periods, will expire during the years 2002 through 2009. No mid-year adjustment has been made. If the Company has no operations in Canada, as is its current intention, it will not be able to benefit from these carryforwards in Canada.

     At October 31, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $8,500,000, which, if not utilized to reduce U.S. taxable income in future periods, will expire during the years 2009 through 2021. No mid-year adjustment has been made.

     No tax benefits have been recognized in the statements of operations from the availability of operating loss carryforwards due to the uncertainty of their realization.

9.   SEGMENTED INFORMATION

     (a)  Industry information.  The Company considers itself to be operating in
          one  reportable   operating   segment,   being  the   acquisition  and
          development of resource properties.

     (b) Geographic information. Substantially all the Company's assets are in the U.S.

10.  NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company issued 475,000 common shares to settle outstanding debt of $65,418 during the year.

11.  COMPARATIVE FIGURES

     Certain of the comparative figures for the prior period have been reclassified to conform to the presentation adopted for the six months ended April 30, 2002.

12.  SUBSEQUENT EVENTS

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

     The Company was originally incorporated as Naxos Resources Ltd. in Canada in 1986, and operated as a Canadian business until January 9, 2002. On that date, it was "continued" to the U.S. and became a Nevada corporation. At the same time, it changed its name to Franklin Lake Resources Inc., and reverse split its shares on the basis of one new share for each ten shares previously held.

     The Company's fiscal year ends on October 31.

     The Company has not commenced any significant operations and is, therefore, still considered a development stage company.

RESULTS OF OPERATIONS

     During its first fiscal six months, ended April 30, 2002, the Company continued its exploring and testing activities. Total expenses were $190,115, compared with $141,840 in the comparable six months in the prior year. The principal elements of the differences were increases in professional and administrative fees of approximately $15,774, compensation of $8,489, travel and entertainment of $730, management fees of $12,679, office expenses of $1,960, and rent of $11,653. The management fees and rent are not payable in cash, but may only be exchanged for shares of the company's common stock.

     During the second fiscal quarter, the company had revenue of $4,100 from sales of precious metals to a refiner. The current management believes this is the first revenue from operations in the company's history. It has not made a previous announcement of this sale, however, because it has not been able to replicate those results with any consistency. In fact, several of the samples sent to the refinery at the same time and other shipments to the refiner have not produced any saleable product or not enough sales to cover the cost of the refining process. The company does not deem an occasional sale such as this to be an indication that it has developed its process to the point where it will be able to make sales on a regular basis, and there can be no assurance that it will be able to make further sales in the foreseeable future.

     The company's investment in plant and equipment increased from $68,122 at October 31, 2001, to $79,310 at April 30, 2002, primarily because of the purchase of new equipment.

PLAN OF OPERATION

     Since Father Gregory Ofiesh was elected president in March 2000, the Company has attempted to focus on two matters: bringing the company's finances under control and producing and selling precious metals.

     As to the finances, the Company had approximately $300,000 in debts, all of which were paid, negotiated, and or canceled in exchange for shares of stock. Since then, the Company has been current in its bills. Although the company still has only minimal revenue, it has managed to keep operating on this debt free basis because of several private offerings of securities and periodic cash advances by the Company's president. The company is in the process of making a rights offering to its shareholders. If it cannot continue to raise funds, it may not be able to remain in business.

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

     During the six-month period, the company purchased several items of equipment that are expected to improve its ability to produce and sell precious metals. Also, one of its directors, Paul Kaser, has donated a large dryer to the Company. This should allow the Company to prepare an improved product for delivery to refiner.

     During the Second Quarter, the Company and Xenolix Technologies Inc. entered into and consummated an Agreement for the Purchase and Sale of Assets, pursuant to which the Company will acquire the operating assets and the intellectual property of Xenolix. In return, the Company gave Xenolix 1,201,657 shares of its common stock, a six-month warrant to acquire another 1,201,657 shares at $1.08 per share, and a 12-month warrant to acquire another 1,201,657 shares at $1.08 per share. The issuance of the warrants, however, may be canceled if the Company is not able to produce and sell precious metals at profit using Xenolix processes and technology.

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

Item 3. DEFAULTS ON SENIOR SECURITIES

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during this period.

Item 5. OTHER INFORMATION

     None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed with this report

          None.

     (b)  Reports on Form 8-K

          The Company's Form 8-K, respecting a change of certifying accounts, was filed April 16, 2002 and amended May 17, 2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Franklin Lake Resources
                                        (Registrant)


Date: June 19, 2002                     /s/ Fr. Gregory Ofiesh
                                        ---------------------------------
                                        Father Gregory Ofiesh
                                        President and Chief Executive Officer