Form 10QSB/A
period 2002-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-09-26
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 1

                    Quarterly Report Under Section13 or 15(d)
                     Of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2002


                        Commission file number 000-21812
                                               ---------

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

          As of January 31, 2002, the issuer had outstanding 4,249,333 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of January 31, 2002 commence on the following page. In opinion of Management, the financial statements fairly present the financial condition of the Company.


                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
                    At January 31, 2002 and October 31, 2001
                                  (Unaudited)

          Assets                                           1/31/02        10/31/01
                                                        ------------    ------------
Current
Cash                                                    $      1,131    $      7,888
Tax Credits Recoverable                                           56             200
Prepaids, deposits, and advances                                  95           4,035
                                                        ------------    ------------
Total Current Assets                                           1,281          12,123
                                                        ------------    ------------
Long Term
 Reclamation Bond                                             28,452          28,452
Loan Receivable                                                    1               1
Due from Director
Plant & Equipment, Net                                        82,016          48,512
                                                        ------------    ------------
Total Long-Term Assets                                       110,469          76,965
                                                        ------------    ------------
Total Assets                                            $    111,751    $     89,088
                                                        ============    ============

          Liabilities & Shareholders' Equity (Deficiency)

Accounts Payable and accrued liabilities                $     36,265    $     46,037
Loan Payable                                                 100,000
Due a Director                                               275,453         202,209
                                                        ------------    ------------
Total Liabilities                                            311,718         348,246
                                                        ------------    ------------
Shareholders' Equity (Deficiency)
Common Stock                                                   4,250           3,650
Additional paid in capital                                28,698,245      28,531,314
Common stock to be issued                                       --            17,531
Deficit accumulated during the exploration stage         (28,902,462)    (28,811,653)
                                                        ------------    ------------
Total Shareholders' Equity (Deficiency)                     (199,967)       (259,158)
                                                        ------------    ------------
Total Liabilities & Shareholders' Equity (Deficiency)   $    111,751    $     89,088
                                                        ============    ============


                 See accompanying notes to the financial tables

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
                For the Quarter Ending January 31, 2002 and 2001
                                  (Unaudited)

                                                  --For the quarter ending--
                                                     1/31/02       1/31/01
                                                  -----------    -----------
Operating Income
Sales to refinery                                 $       --    $       --
                                                  -----------    -----------
Total Income                                              --            --
                                                  -----------    -----------
Operating Expenses
Mineral exploration                                    26,214         26,554
Depreciation                                            2,914          2,902
Professional fees                                      20,332          4,676
Shareholder services                                    1,322             60
Employee compensation                                   8,592            --
Management fees                                        12,000          5,844
Office administration                                   3,122         (1,123)
Rent                                                    9,600            --
Travel & entertainment                                  5,128          2,288
Governmental fees & licenses                            1,609            637
                                                  -----------    -----------
Total Operating Expenses                               90,834         41,838
                                                  -----------    -----------
Operating income (loss)                               (90,834)       (41,838)
Other income (loss)
Interest income                                            25            --
Foreign exchange gain (loss)                           (1,389)
                                                  -----------    -----------
Total other income (loss)                                  25         (1,389)
                                                  -----------    -----------
Net income (loss)                                     (90,809)       (43,227)
Deficit, beginning of period                      (28,811,653)   (28,490,856)
                                                  -----------    -----------
Deficit, end of period                            (28,902,462)   (28,534,083)
                                                  ===========    ===========
Shares outstanding at end of period
 (adjusted for one-for-ten reverse stock split)     4,249,333      3,601,833
                                                  -----------    -----------
Earnings (loss) per share                         $     (0.02)   $     (0.01)
                                                  ===========    ===========


                 See accompanying notes to the financial tables

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Cash Flows
                For the Quarter Ending January 31, 2002 and 2001
                                  (Unaudited)

                                                      For the quarter ending
Operating Activities                                   1/31/02      1/31/01
                                                      ---------    ---------

Net income (loss)                                     $ (90,809)   $ (43,227)
Adjustments to restate net loss to net cash used in
   operating activites
   Depreciation & Amortization                            2,914        2,902
   (Increase) decrease in prepaids                        4,084           63
   Increase (decrease) in accounts payable               (9,772)      (9,723)
                                                      ---------    ---------
Net cash used in operating activities                   (93,583)     (49,985)
                                                      ---------    ---------
Investing Activities:
Acquisition of plant & equipment                        (36,418)        --
                                                      ---------    ---------
Net cash provided by (used in) investing activities     (36,418)        --
                                                      ---------    ---------
Financing Activities:
Loan by director                                         73,244       52,846
Issuance of common stock for cash                       150,000            0
Repayment of loan payable                              (100,000)        --
                                                      ---------    ---------
Net cash provided by (used in) financing activities     123,244       52,846
                                                      ---------    ---------
Net increase (decrease) in cash                          (6,757)       2,861
Cash at the beginning of the period                       7,888        5,027
                                                      ---------    ---------
Cash at the end of the period                         $   1,131    $   7,888
                                                      =========    =========



                 See accompanying notes to the financial tables

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                         Notes to Financial Statements

1.   NATURE OF BUSINESS AND CONTINUING OPERATIONS

The Company was formed on May 23, 1986 under the Canada Business Corporation Act. Beginning October 29, 2001, the Company was re-domiciled from Canada to the United States of America as a Nevada Corporation. The Company considers itself to be operating in one reportable segment - the exploration and development of mineral properties since its organization.

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.

Since inception in 1986, the Company has incurred cumulative losses. The Company's ability to meet its obligations and maintain its operations is contingent upon several factors, including profitable operations, successful completion of additional financing arrangements and the continuing support of its creditors and shareholders. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect of these events on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

2.   SIGNIFICANT ACCOUNT POLICIES

Basis of presentation.

All amounts shown in these consolidated financial statements are in U.S. dollars unless otherwise stated.

Principles of consolidation.

The financial statements include the accounts of Franklin Lake Resources Inc., and its wholly owned subsidiaries, Naxos Resources (USA) Ltd. and Franklin Mining Corporation.

Use of estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Foreign exchange

Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the period. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the balance sheet date rate of exchange. Other assets and liabilities are translated into United States dollars at the rates in effect on the transaction date. Exchange gains and losses are recorded in operations in the period they occur.

Nature of exploration stage activities.

The Company is engaged in the acquisition and exploration of precious metals properties and the development of processes for the commercial extraction of the minerals. Mineral exploration expenditures are charged to earnings until it is determined that a property has economically recoverable ore reserves; further exploration expenditures will then be capitalized. Capitalized costs will be amortized over the estimated life of the reserves, or charged to operations if the property is sold, abandoned, or considered to be impaired as to its value.

Cash Equivalents

Cash equivalents consist of deposit accounts or liquid instruments with maturity of three months or less when purchased.

Depreciation.

Depreciation is calculated using the straight line or declining balance method at the following annual rates:

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

Loss per share.

Loss per share is based on the number of common shares outstanding at the end of the period. Diluted loss per share is not presented.

Stock based compensation.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the dislosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 with respect to stock options.

Income taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. In estimating future tax consequences, all expected future events other than the enactment of changes in the tax laws or tax rates are considered. Due to the uncertainty regarding the Company's future profitability, no net tax benefit has been recorded in these financial statements.

Fair value of financial instruments

The carrying value of financial instruments approximates their fair values. These financial instruments include cash, tax credits recoverable, reclamation bonds, loans receivable, accounts payable, and accrued liabilities. Fair values are assumed to approximate carrying value because they are short term in nature and they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising from these financial instruments.

3.   LOAN RECEIVABLE

On January 21, 1998, the Company loaned a former director $498,512 to exercise warrants for a total of 32,183 shares of the Company. The loan did not bear interest and was for a period not to exceed 24 months. The former director deposited the shares acquired into escrow as security for the loan. On December 18, 1998, the director resigned and accordingly, the loan became due immediately. To date, the Company's attempt to collect this loan have been unsuccessful. The Company has charged a provision for loss of $498,511 to operations in fiscal 2000 based on its estimate of collectibility of the loan at that time. The loan receivable is carried at nominal value of $1 at January 31, 2002. Any amounts recovered in the future on this note receivable will be credited to operations in the year of recovery. In the event the shares held in escrow are returned, they will be canceled, without recognition of gain to the Company.

4.   RESOURCE PROPERTIES

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

In the year ending October 31, 2000, the Company abandoned its interest in Venezuelan subsidiary companies and related assets comprising the Kilometre 88 project. A gain of $100,098 was recorded to operations upon the abandonment of the subsidiaries and their removal from consolidation. In the year ending October 31, 2001, the Company abandoned its interests in 99 mineral claims in Inyo County, California.

5.   SHARE CAPITAL

Prior to October 29, 2001, the Company was a Canadian corporation known as Naxos Resources Ltd. It had authorized capital of an unlimited number of shares of common stock without par value.

Effective October 29, 2001, the Company was "continued" to the U.S. and became a Nevada corporation. The authorized capital of this corporation consists of 45,000,000 shares of common stock par value $0.001 per share. Effective January 9, 2002, the Company changed its name to Franklin Lake Resources Inc. and reverse split its shares on the basis of one new share for each ten existing shares.

This exchange of shares and one for ten reverse split of the common stock has been applied retroactively in these financial statements. All references to the numbers and designation of shares in the financial statements and notes are to the common stock type and number after the above corporate recapitalization.

(b)  Shares issued:

      Outstanding, October 31, 2001 (per Annual Report)      36,493,330
                                                             ----------
      Adjusted for reverse stock split                        3,649,333
      Issued for cash                                           600,000
                                                             ----------
      Outstanding, January 31, 2002                           4,249,333
                                                             ==========

(c) At January 31, 2002, the following share purchase warrants were outstanding:

       Number of Shares       Exercise Price   Expiration Date
       ---------------------  ---------------  ------------------

       1,201,657 (Note 1)     $1.08**          October 8, 2002
         327,000               1.00*           October 18, 2002
         600,000               0.25*           January 17, 2003
       1,201,657 (Note 1)      1.08**          April 8, 2003
          45,000               2.50**          January 31, 2003
          40,000               2.50**          January 31, 2003
       ---------------------  ---------------  ------------------
* Canadian Dollars     **U.S. Dollars

Note 1: contingent on the Xenolix process yielding a production of precious metals that can be sold at a profit.


(d)  As of January 31, 2002, the following stock options were outstanding:

            ------------------------- ------------------ -----------------
            Number of Shares          Exercise Price*    Expiration Date
            Subject to Stock Options
            ------------------------- ------------------ -----------------
             5,000 (director)         $1.30              October 1, 2002
             5,000 (former director)  $1.30              October 1, 2002
            10,000 (director)         $1.30              November 27, 2002
             5,000 (former director)  $1.30              November 27, 2002
            15,000 (director)         $1.00              March 24, 2003
             7,000 (former director)  $1.00              March 24, 2003
            ------
            47,000
            ------------------------- ------------------ -----------------
* Canadian Dollars

The Company has elected to follow APB 25 "Accounting for Stock Issued to Employees". Under APB 25, when the exercise price of employee stock options is equal to the estimated market value of the underlying stock on the date of grant, no compensation expense is recorded. For each of the Company's stock options, the exercise price was determined based on the estimated fair market value of the shares at the date of grant. The Company did not grant any options in the periods presented in these financial statements. Accordingly, no compensation expense or proforma disclosure of the effect of accounting for these awards under SFAS 123 is required.

6.   INCOME TAXES

No provision for income taxes has been made for the years presented as the Company incurred net losses. The potential benefit of net operating loss carryforwards has not been presented in the financial statements because the Company cannot be assured that it is more likely than not that such benefits would be utilized in future years. The components of the net deferred tax asset, the statutory income tax rate, the effective income tax rate, and valuation allowance are as follows.

                                                       1/31/02            10/31/01
                                                     -----------        -----------
Net operating losses, expire 2009 to 2018            $ 5,740,000        $ 5,650,000

Statutory income tax rate                          $22,250 + 39% of excess over $100,000

Effective income tax rate                                    --                 --
Deferred tax assets                                  $ 2,001,825        $ 1,970,438
Valuation allowance                                   (2,001,825)        (1,970,438)
                                                     -----------        -----------
Net deferred tax assets                              $       --         $       --
                                                     ===========        ===========


7.   RELATED PARTY TRANSACTION

The aggregate amount of expenditures, either paid or accrued, to parties not at arm's length to the Company consist of the following:

                                                                        January 31,   January 31,
                                                                           2002           2001
                                                                        ---------       ---------

         Management  fees to a director who is also the president       $  12,000       $      -
         of the Company

         Reimbursement   for  office   overhead,   services   and           9,600              -
         supplies to a director who is also the  president of the
         Company  to be  settled  by future  issuance  of Company
         stock

         Legal fees paid to an officer of the Company                      12,200           4,500

                                                                        ---------       ---------
                                                                        $  33,800       $   4,500

8.   SEGMENTED INFORMATION

(a) Industry information. The Company considers itself to be operating in one reportable operating segment, being the acquisition and development of resource properties.

(b) Geographic information. Substantially all the Company's assets are in the U.S.

9.   COMPARATIVE FIGURES

Certain of the comparative figures for the prior period have been reclassified to conform to the presentation adopted for the nine months ended January 31, 2002.



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

RESULTS OF OPERATIONS

During its first fiscal nine months, ended January 31, 2002, the Company continued its exploring and testing activities. Total expenses were $90,834, compared with $41,838 in the comparable quarter in the prior year. The principal elements of the differences were increases in professional fees, shareholder services costs, compensation, management fees, office expenses, rent, travel and entertainment, and governmental fees and licenses. The management fees and rent are not payable in cash, but may only be exchanged for shares of the company's common stock.

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

During the period, the company purchased several items of equipment that are expected to improve its ability to produce and sell precious metals. Also, one of its directors, Paul Kaser, has donated a large dryer to the Company. This should allow the Company to prepare an improved product for delivery to refiner.


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

During the period, the following shares of common stock were issued.

    Date          Consideration       Shares       Price       Total
   -----------------------------------------------------------------
   1/17/02        Cash                600,000      $0.25       $150,000

Additionally, the purchaser received warrants to purchase an additional 600,000 at the same price.

The securities were sold by executives of the Company without the use of an underwriter. In effecting the sales without prior registration, the Company relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

     a.   Officers, directors, promoters or control persons of the issuer; or

     b.   Individuals who:

          i.   Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
          iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect.

Item 3. DEFAULTS ON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed: None.

Reports on Form 8-K: None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN LAKE RESOURCES INC.
                                          (Registrant)

Date: September 26, 2002             By:  /s/ Father Gregory Ofiesh
                                          ----------------------------
                                          Father Gregory Ofiesh
                                          President and Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Father Gregory Ofiesh, President and Chief Executive Officer of Franklin Lake Resources Inc.(the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (a) the Annual Report on Form 10-KSB of the Company for the fiscal year ended July 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of
            Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 26, 2002


/s/ Father Gregory Ofiesh
-------------------------------------
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Father Gregory Ofiesh, Chief Financial Officer of Franklin Lake
Resources Inc.(the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (a) the Annual Report on Form 10-KSB of the Company for the fiscal year ended July 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of
            Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 26, 2002


/s/ Father Gregory Ofiesh
-------------------------------
Chief Financial Officer