Form 10QSB/A
period 2002-04-30
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-09-26
CIK 879519

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


                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
               At April 30, 2002 and October 31, 2001 (Unaudited)


Assets                                                     4/30/02        10/31/01
                                                        ------------    ------------
Current
Cash                                                    $     54,512    $      7,888
Tax Credits Recoverable                                          308             200
Prepaids, deposits, and advances                                  95           4,035
                                                        ------------    ------------
Total Current Assets                                          54,914          12,123
                                                        ------------    ------------
Long Term
 Reclamation Bond                                             28,452          28,452
Loan Receivable                                                    1               1
Due from Director                                            215,291
Resource Properties                                             --
Plant & Equipment, Net                                       188,344          48,512
 Patent and trade secrets                                  1,187,792
                                                        ------------    ------------
Total Long-Term Assets                                     1,619,880          76,965
                                                        ------------    ------------
Total Assets                                            $  1,674,794    $     89,088
                                                        ============    ============
Liabilities & Shareholders' Equity (Deficiency)
Accounts Payable and accrued liabilities                $     47,017    $     46,037
Loan Payable                                                 100,000
Due a Director                                               202,209
                                                        ------------    ------------
Total Liabilities                                             47,017         348,246
                                                        ------------    ------------
Shareholders' Equity (Deficiency)
Common Stock                                                   7,972           3,650
Additional paid in capital                                30,622,313      28,531,314
Common stock to be issued                                     17,531
Accumulated Deficit                                      (29,002,507)    (28,811,653)
                                                        ------------    ------------
Total Shareholders' Equity (Deficiency)                    1,627,778        (259,158)
                                                        ------------    ------------
Total Liabilities & Shareholders' Equity (Deficiency)   $  1,674,795    $     89,088
                                                        ============    ============


               See accompanying notes to the financial statements

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
         For the Six Months Ending April 30, 2002 and 2001 (Unaudited)


                                                       ----For the 6 mos ending----
                                                          4/30/02         4/30/01
                                                       ------------   -------------
Operating Income
Sales to refinery                                      $      4,100    $       --
                                                       ------------    ------------
Total Income                                                  4,100            --
                                                       ------------    ------------
Operating Expenses
Mineral exploration                                          43,656          61,307
Depreciation                                                  7,127           5,795
Professional fees                                            46,618          53,339
Shareholder services                                         14,899           2,982
Employee compensation'                                       23,359            --
Management fees                                              24,000          11,688
Office administration                                         4,540           1,982
Rent                                                         19,200            --
Travel & entertainment                                        8,599           8,055
Governmental fees & licenses                                  2,981           1,289
                                                       ------------    ------------
Total Operating Expenses                                    194,979         146,437
                                                       ------------    ------------
Operating income (loss)                                    (190,879)       (146,437)
Other income (loss)
Interest income                                                  25            --
                                                       ------------    ------------
Total other income (loss)                                        25            --
                                                       ------------    ------------
Net income (loss)                                          (190,854)       (146,437)
Deficit, beginning of period                            (28,811,653)    (28,490,856)
                                                       ------------    ------------
Deficit, end of period                                  (29,002,507)    (28,637,293)
                                                       ============    ============
Shares outstanding at end of period
 (2001 adjusted for one-for-ten reverse stock split)      7,972,990       3,649,333
                                                       ------------    ------------
Earnings (loss) per share                              $      (0.02)   $      (0.04)
                                                       ============    ============


               See accompanying notes to the financial statements

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Cash Flows
               For the Six Months Ending April 30, 2002 and 2001
                                  (Unaudited)

                                                      ---For the 6 mos ending----
Operating Activities                                     4/30/02        4/30/01
                                                      ------------   ------------
Net income (loss)                                     $  (190,854)   $  (146,437)
Adjustments to restate net loss to net cash
  used in operating activities
Depreciation & Amortization                                 7,127          5,795
(Increase) decrease in prepaids                             3,832            (91)
Increase (decrease) in accounts payable                       980         (2,142)
                                                      ------------   -----------
Net cash used in operating activities                    (178,915)      (142,875)
                                                      ------------   -----------
Investing Activities:
Acquisition of plant & equipment                         (146,959)
Acquisition of patent and trade secrets                (1,187,792)
                                                      ------------   -----------
Net cash provided by (used in) investing activities    (1,334,751)          --
                                                      ------------   -----------
Financing Activities:
Loan by director                                           82,500        145,736
Issuance of common stock for cash                         280,000           --
Issuance of common stock for debt                         500,000         47,500
Issuance of common stock for plant,
  equipment, patent & trade secrets                     1,297,790           --
Loan to director                                         (188,282)
Repayment of loans payable                               (411,718)       (47,500)
                                                      ------------   -----------
Net cash provided by (used in) financing activities     1,560,290        145,736
                                                      ------------   -----------
Net increase (decrease) in cash                            46,624          2,861
Cash at the beginning of the period                         7,888          5,027
                                                      ------------   -----------
Cash at the end of the period                         $    54,512    $     7,888
                                                      ============   ===========


               See accompanying notes to the financial statements

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

Cash Equivalents

Cash equivalents consist of deposit accounts or liquid instruments with maturity of three months or less when purchased.

Depreciation.

Depreciation is calculated using the straight line or declining balance method at the following annual rates:

     Office furniture and equipment       20% - 30%
     Mining equipment                     14% - 30%

Amortization

Amortization of the cost of a patent and related trade secrets is accrued using the straight line method over 15 years.

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

Fair value of financial instruments

The carrying value of financial instruments approximates their fair values. These financial instruments include cash, tax credits recoverable, reclamation bonds, loans receivable, accounts payable, and accrued liabilities. Fair values are assumed to approximate carrying value because they are short term in nature and they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit, or currency risks arising fom these financial instruments.

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

(b)  Shares issued:

            Outstanding, October 31, 2001 (per Annual Report)      36,493,330
                                                                   ----------
            Adjusted for reverse stock split                        3,649,333
            Issued for cash, services and rent (see Note 7)         3,122,000
            Issued to Xenolix Technologies, Inc.                    1,201,657
                                                                   ----------
            Outstanding, July 31, 2002                              7,972,990
                                                                   ==========

(c)  At April 30, 2002, the following share purchase warrants were outstanding:

            ------------------------- ----------------- -----------------
            Number of Shares          Exercise Price    Expiration Date
            ------------------------- ----------------- -----------------
            1,201,657 (Note 1)        $1.08**           October 8, 2002
              327,000                  1.00*            October 18, 2002
              480,000                  0.25*            January 17, 2003
            1,201,657 (Note 1)         1.08**           April 8, 2003
               45,000                  2.50**           January 31, 2003
               40,000                  2.50**           April 30, 2003
            2,400,000                  0.25**           March 31, 2003
            ------------------------- ----------------- -----------------
* Canadian Dollars     **U.S. Dollars

Note 1: contingent on the Xenolix process yielding a production of precious metals that can be sold at a profit.


(d)  As of April 30, 2002, the following stock options were outstanding:

            ------------------------- ------------------ -----------------
            Number of Shares          Exercise Price*    Expiration Date
            Subject to Stock Options
            ------------------------- ------------------ -----------------
             5,000 (director)         $1.30              October 1, 2002
             5,000 (former director)  $1.30              October 1, 2002
            10,000 (director)         $1.30              November 27, 2002
             5,000 (former director)  $1.30              November 27, 2002
            15,000 (director)         $1.00              March 24, 2003
             7,000 (former director)  $1.00              March 24, 2003
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

                                                   4/30/02           10/31/01
                                               -------------     -------------
Net operating losses, expire 2009 to 2018       $ 5,850,000       $ 5,650,000

Statutory income tax rate                  $22,250 + 39% of excess over $100,000
Effective income tax rate                                -                 -
Deferred tax assets                             $ 2,040,188       $ 1,970,438
Valuation allowance                              (2,040,188)       (1,970,438)
                                               -------------     -------------
Net deferred tax assets                         $        -        $        -
                                               =============     =============

7.   RELATED PARTY TRANSACTION

The aggregate amount of expenditures, either paid or accrued, to parties not at arm's length to the Company consist of the following:

                                                       April 30,   April 30,
                                                         2002        2001
                                                      ---------   ----------
      Management fees to a director who is also       $  24,000   $    9,000
      the president of the Company

      Reimbursement for office overhead, services        19,200        6,000
      and supplies to a director who is also the president of the Company to be settled by future issuance of Company stock

      Legal fees paid to an officer of the               14,700       11,300
      Company
                                                      ---------   ----------
                                                      $  57,900      $26,300


The Company issued a total of 400,000 shares, and warrants to purchase an equal number of shares, to two directors, for cash in the amount of $100,000. The Company issued 2,000,000 shares, and warrants to purchase an equal number of shares, to the President, for cash advanced and services provided in the amount of $311,718 and an agreement to provide further advances and services in the amount of $188,282.

8.   SEGMENTED INFORMATION

(a) Industry information. The Company considers itself to be operating in one reportable operating segment, being the acquisition and development of resource properties.

(b) Geographic information. Substantially all the Company's assets are in the U.S.

9.   NON-CASH FINANCING AND INVESTING ACTIVITIES

The Company issued 2,000,000 shares and 2,000,000 warrants to the President of the Company during the period in consideration of cash advances and services provided in the amount of $311,718, and an agreement to provide additional advances and services in the amount of $188,282.

10.  COMPARATIVE FIGURES

Certain of the comparative figures for the prior period have been reclassified to conform to the presentation adopted for the nine months ended April 30, 2002.


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

RESULTS OF OPERATIONS

During its first fiscal six months, ended April 30, 2002, the Company continued its exploring and testing activities. Total expenses were $194,979, compared with $146,437 in the comparable six months in the prior year. The principal elements of the differences were increases in depreciation, shareholder services costs, compensation, management fees, office expenses, rent, travel and entertainment, and governmental fees and licenses, and decreases in mineral exploration and professional and administrative fees. The management fees and rent are not payable in cash, but may only be exchanged for shares of the company's common stock.

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

The company's investment in plant and equipment increased from $48,512 at October 31, 2001, to $188,344 at April 30, 2002, because of the purchase of new equipment and acquisition of the assets of Xenolix Technologies, Inc. for 1,297,790 shares of common stock. The acquisition included a patent and related trade secrets valued at $1,187,792.

PLAN OF OPERATION

Since Father Gregory Ofiesh was elected president in March 2000, management has attempted to focus on two matters: bringing the company's finances under control and producing and selling precious metals.

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



                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

During the period, the following shares of common stock were issued.

 Date             Consideration             Shares            Price              Total
----------------------------------------------------------------------------------------
1/17/02           Cash                      600,000           $0.25             $150,000
2/27/02           Cash                      120,000           $0.25               30,000
3/15/02           Debt                    2,000,000           $0.25              500,000
3/21/02           Cash                      266,000           $0.25               66,500
3/25/02           Cash                      134,000           $0.25               33,500
3/25/02           Cash                        2,000           $0.63                1,272
4/8/02            Plant, equipment, and
                  other property          1,201,657           $1.08            1,297,790

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

None.

Item 5. OTHER INFORMATION

None


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: None.

Reports on Form 8-K:

On April 16, 2002, the Company filed on EDGAR a Current Report on Form 8-K respecting an acquisition of assets and a change in the Company's certifying accountants. That Form 8-K was subsequently amended on May 17, 2002, June 26, 2002, and September 5, 2002.

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