Form 10QSB
period 2002-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2002-09-26
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                    Quarterly Report Under Section13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2002


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

          As of July 31, 2002, the issuer had outstanding 7,997,990 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of July 31, 2002 commence on the following page. In opinion of Management, the financial statements fairly present the financial condition of the Company.

                          Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
               At July 31, 2002 and October 31, 2001 (Unaudited)


          Assets                                                7/31/02        10/31/01
                                                            --------------  --------------
Current
Cash                                                        $     (16,037)  $       7,888
Tax Credits Recoverable                                               308             200
Prepaids, deposits, and advances                                       95           4,035
                                                            --------------  --------------
Total Current Assets                                              (15,634)         12,123
                                                            --------------  --------------
Long Term
 Reclamation Bond                                                  19,867          28,452
Loan Receivable                                                         1               1
Due from Director                                                 179,791
Plant & Equipment, Net                                            178,608          48,512
 Patent and trade secrets                                       1,167,995
                                                            --------------  --------------
Total Long-Term Assets                                          1,546,262          76,965
                                                            --------------  --------------
Total Assets                                                $   1,530,628   $      89,088
                                                            ==============  ==============

          Liabilities & Shareholders' Equity (Deficiency)

Accounts Payable and accrued liabilities                    $      42,038   $      46,037
Loan Payable                                                                      100,000
Due a Director                                                                    202,209
                                                            --------------  --------------
Total Liabilities                                                  42,038         348,246
                                                            --------------  --------------
Shareholders' Equity (Deficiency)
Common Stock                                                        7,972           3,650
Additional paid in capital                                     30,622,313      28,531,314
Common stock to be issued                                                          17,531
Accumulated Deficit                                           (29,141,695)    (28,811,653)
                                                            --------------  --------------
Total Shareholders' Equity (Deficiency)                         1,488,590        (259,158)
                                                            --------------  --------------
Total Liabilities & Shareholders' Equity (Deficiency)       $   1,530,628   $      89,088
                                                            ==============  ==============



               See accompanying notes to the financial statements

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
           For Nine Months Ending July 31, 2002 and 2001 (Unaudited)


                                                       For  9 mos ending
                                                        7/31/02         7/31/01
                                                  --------------  ---------------
Operating Income
Sales to refinery                                 $       8,986   $            -
                                                  --------------  ---------------
Total Income                                               8,986               -
                                                  --------------  ---------------
Operating Expenses
Mineral exploration                                      78,953           91,604
Depreciation                                             36,660            8,898
Professional fees                                        60,850           70,129
Shareholder services                                     19,409            2,599
Employee compensation'                                   45,957            1,290
Management fees                                          36,000           17,531
Office administration                                     6,392            3,304
Rent                                                     28,800                -
Travel & entertainment                                   20,799           11,916
Governmental fees & licenses                              5,233            3,913
                                                  --------------  ---------------
Total Operating Expenses                                339,053          211,185
                                                  --------------  ---------------
Operating income (loss)                                (330,067)        (211,185)
Other income (loss)
Interest income                                              25             -
                                                  --------------  ---------------
Total other income (loss)                                    25             -
                                                  --------------  ---------------
Net income (loss)                                      (330,042)        (211,185)
Deficit, beginning of period                        (28,811,653)     (28,490,856)
                                                  --------------  ---------------
Deficit, end of period                              (29,141,695)     (28,702,041)
                                                  ==============  ===============
Shares outstanding at end of period
 (adjusted for one-for-ten reverse stock split)       7,972,990        3,649,333
                                                  --------------  ---------------
Earnings (loss) per share                         $       (0.04)  $        (0.06)
                                                  ==============  ===============

               See accompanying notes to the financial statements

                         Franklin Lake Resources, Inc.
                         (An Exploration Stage Company)
                            Statement of Cash Flows
           For Nine Months Ending July 31, 2002 and 2001 (Unaudited)

                                                                  For 9 mos ending
Operating Activities                                          7/31/02          7/31/01
                                                         ----------------  ---------------
Net income (loss)                                        $      (330,042)  $     (211,185)
Adjustments to restate net loss to net cash
   used in operating activities
   Depreciation & Amortization                                    36,660            2,980
   (Increase) decrease in prepaids                                 3,832          (35,076)
   Increase (decrease) in accounts payable                        (3,999)         (54,041)
                                                         ----------------  ---------------
Net cash used in operating activities                           (293,549)        (297,322)
                                                         ----------------  ---------------
Investing Activities:

Acquisition of plant & equipment                                (166,756)
Acquisition of patent and trade secrets                       (1,167,995)
Proceeds from disposition of reclamation bond                      8,585           37,001
                                                         ----------------  ---------------
Net cash provided by (used in) investing activities           (1,326,166)          37,001
                                                         ----------------  ---------------
Financing Activities:
Loan by director                                                 118,000          263,182
Issuance of common stock for cash                                280,000
Issuance of common stock for debt                                500,000           47,500
Issuance of common stock for plant, equipment, patent &
trade secrets                                                  1,297,790
Loan to director                                                (188,282)
Repayment of loan payable                                       (411,718)         (47,500)
                                                         ----------------  ---------------
Net cash provided by (used in) financing activities            1,595,790          263,182
                                                         ----------------  ---------------
Net increase (decrease) in cash                                  (23,925)           2,861
Cash at the beginning of the period                                7,888            5,027
                                                         ----------------  ---------------
Cash at the end of the period                             $      (16,037)  $        7,888
                                                         ================  ===============


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

3.   LOAN RECEIVABLE

On January 21, 1998, the Company loaned a former director $498,512 to exercise warrants for a total of 32,183 shares of the Company. The loan did not bear interest and was for a period not to exceed 24 months. The former director deposited the shares acquired into escrow as security for the loan. On December 18, 1998, the director resigned and accordingly, the loan became due immediately. To date, the Company's attempt to collect this loan have been unsuccessful. The Company has charged a provision for loss of $498,511 to operations in fiscal 2000 based on its estimate of collectibility of the loan at that time. The loan receivable is carried at nominal value of $1 at July 31, 2002. Any amounts recovered in the future on this note receivable will be credited to operations in the year of recovery. In the event the shares held in escrow are returned, they will be canceled, without recognition of gain to the Company.

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
                                                                   ==========

(c)  At July 31, 2002, the following share purchase warrants were outstanding:

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

(d)  As of July 31, 2002, the following stock options were outstanding:

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


                                                 7/31/02           7/31/01
                                                ----------------------------
Net operating losses, expire 2009 to 2018       $5,980,000       $5,650,000

Statutory income tax rate                 $22,250 + 39% of excess over $100,000
Effective income tax rate                                -                 -
Deferred tax assets                             $2,085,525       $1,970,438
Valuation allowance                             (2,085,525)      (1,970,438)
                                               -----------------------------
Net deferred tax assets                         $        -       $        -
                                               =============================

7.   RELATED PARTY TRANSACTION

The aggregate amount of expenditures, either paid or accrued, to parties not at arm's length to the Company consist of the following:

                                                         July 31,   July 31,
                                                          2002       2001
                                                         ---------- --------
         Management  fees to a director who is also      $  36,000  $18,000
         the president of the Company

         Reimbursement for office overhead, services        28,800   12,000
         and supplies to a director who is also the president of the Company to be settled by future issuance of Company stock

         Legal fees paid to an officer of the               22,200   11,300
         Company
                                                         ---------- --------
                                                         $  87,000  $41,300
                                                         ---------- --------

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

10.  COMPARATIVE FIGURES

Certain of the comparative figures for the prior period have been reclassified to conform to the presentation adopted for the nine months ended July 31, 2002.


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

RESULTS OF OPERATIONS

During its first fiscal nine months, ended July 31, 2002, the Company continued its exploring and testing activities. Total expenses were $330,067, compared with $211,185 in the comparable nine months in the prior year. The principal elements of the differences were increases in depreciation and shareholder services costs, compensation, management fees, office expenses, rent, travel and entertainment, and governmental fees and licenses, and decreases in mineral exploration and professional and administrative fees. The management fees and rent are not payable in cash, but may only be exchanged for shares of the company's common stock.

During the second and third fiscal quarters, the company had revenue of $8,986 from sales of precious metals to a refiner. The current management believes this is the first revenue from operations in the company's history. It has not made a previous announcement of this sale, however, because it has not been able to replicate those results with any consistency. In fact, several of the samples sent to the refinery at the same time and other shipments to the refiner have not produced any saleable product or not enough sales to cover the cost of the refining process. The company does not deem an occasional sale such as this to be an indication that it has developed its process to the point where it will be able to make sales on a regular basis, and there can be no assurance that it will be able to make further sales in the foreseeable future.

The company's investment in plant and equipment increased from $48,512 at October 31, 2001, to $178,608 at April 30, 2002, because of the purchase of new equipment and acquisition of the assets of Xenolix Technologies, Inc. for 1,297,790 in common stock. The acquisition included a patent and related trade secrets valued at $1,187,792.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None.

See Form 10-QSB-Amended for the first fiscal quarter ending January 31, 2002 and Form 10-QSB-Amended for the second fiscal quarter ending April 30, 2002; both amendments are expected to be filed within a few days after the filing of this Form 10-QSB for the third fiscal quarter ending July 31, 2002.

Item 3. DEFAULTS ON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On May 7, 2002 the Company filed with the SEC a registration statement on Form SB-2 in connection with a proposed rights offering to existing shareholders. The SEC review staff ("Staff") has issued comments which the company is in the process of addressing. However, in consideration of recent developments, specifically, the need to transition the Company's accounting from Canadian GAAP to U.S. GAAP, and from Canadian dollars to U.S. dollars, as requested by the SEC, the Company is considering whether to amend the registration statement in response to the Staff comments, or to withdraw and refile it at a later date. The registration has not become effective, and no offers or sales of securities have been made.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits: None.

Reports on Form 8-K:

On June 26, 2002, the Company filed a second amendment to its Current Report on Form 8-K respecting an acquisition of assets and a change in the Company's certifying accountants. The original filing date was April 16, 2002. On September 5, 2002 (subsequent to the period covered by this Quarterly Report), in response to comments from the SEC, the Company filed a third amendment to that document.

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