Form 10KSB
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-01-30
CIK 879519

8

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21812


                          FRANKLIN LAKE RESOURCES INC.
                          ----------------------------
                 (Name of small business issuer in its charter)


                    NEVADA                                  52-2352724
        ------------------------------                   ------------------
          (State or jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                   Identification No.)


  172 Starlite Street, South San Francisco, California 94080    (650) 588-0425
  ----------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



                                       N/A
          ------------------------------------------------------------
                 Former issuer name, if changed from last report


         Securities registered under Section 12(b) of the Exchange Act:

                           None.


         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, par value $.001 per share

                                     PART I

Item 1  -  DESCRIPTION OF BUSINESS

Background - Redomiciliation

     Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal mining operations have always been in the United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly-owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

Redomiciliation; Rescission; Dissenters' Rights

     Prior to our redomiciliation to the U.S. we were a Canadian corporation, so that in matters concerning shareholder rights and actions we followed Canadian law. Accordingly, at the special meeting of shareholders called to vote on our proposed redomiciliation to Nevada, we offered shareholders "dissenters' rights," meaning the right of a shareholder who disapproves of the proposal to demand that we buy his or her shares at their fair value. None of our shareholders exercised their dissenters' right.

     In the redomiciliation transaction, we did not register the shares of the new Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our outside attorneys at the time. Following our redomiciliation, the staff of the U.S. Securities and Exchange Commission advised us that in the staff's opinion, the Nevada shares ought to have been registered prior to issue. The SEC staff further advised us that they did not intend to initiate any enforcement action as a result of our failure to register. However, to forestall any civil liability that could arise out of the transaction in the future, we are voluntarily making an offer of rescission to holders of our shares on October 15, 2001.

     We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting cash outflow could have a material adverse effect on our liquidity and financial position.

Development Stage Company

     We are a "development stage company", as the term is defined in the Statement of Financial Accounting Standards No. 7 (Accounting and Reporting by Developmental Stage Enterprises). A company is considered to be in the developmental stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

(1)  Planned principal operations have not commenced; or

(2) Planned principal operations have commenced, but they have not produced significant revenue.

     The meaning of the term "development stage" as applied to the progress of our business does not mean that we have a commercially-proven mining property that is "in development." For purposes of our mining activities, we are considered to be an "exploration-stage company," pursuant to Guide 7 of Securities Act of 1933, because we are engaged in the search for deposits of precious metals and the development of a process to extract them from the earth, but we have not established that minerals exist of a type and in a quantity that would warrant commercial mining. As of the date of this report, there can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to develop a commercially viable process to extract the precious metals.

     As a development stage company, we are not in a position to fund our cash requirements through our current operations. Recently, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that in general, junior resources companies such as Franklin Lake have a difficult time raising capital, particularly so in the current economic environment. If we are unable to secure adequate capital to continue our exploration and development efforts, shareholders may lose some or all of the value of their common stock.

Finances

     During our fiscal year ended October 31, 2002, we issued a total of 4,506,157 shares of our common stock, accompanied by warrants to purchase an additional 5,503,314 shares. The consideration for these issuances consisted of cash, periodic advances for ongoing operating expenses, services and rent, and other assets. 2,000,000 of the shares (and 2,000,000 of the warrants) were issued to Father Gregory Ofiesh, the president of the Company, in return for periodic advances to cover operating expenses, management services, and rent. He is under no obligation, however, to continue to make such advances or to provide such services or to do so upon the terms in which he has done so in the past, and there is no assurance he will be willing or able to do so in the future.

     On November 1, 2002 we received $300,000 in cash, and a commitment backed by a guarantee of an additional $200,000, in a private placement of our common stock. The funds will be applied to working capital.

Ore Sampling Strategy

     In the past, we received various conflicting assays with respect to what minerals, if any, exist at our Franklin Lake site and whether they exist in a quantity and in a form that would warrant production. Differences in expert opinions often exist as to what methods of analysis to use, whether deposits are homogeneous throughout a specified area and what metals, if any, are present, and, if present, of what grade, form and quantity. Such testing is expensive. Prior to the year 2000, we had spent several million dollars on tests and consulting fees on these matters at Franklin Lake. In March 2000, new management was elected and made a review of this subject a priority.

     After examining some of the past tests and studies, and viewing the extremely limited financial resources of Company, the new management decided that it would:

o    conduct all future exploration and sampling on the site internally;

o    limit the use of outside laboratories;

o    minimize the use of independent consultants; and

o make a new determination of the areas of the property to explore and the sampling to be done,

all in an attempt to gain the maximum benefit at the minimum cost.

     In 2002, for the first time in the Company's history, we produced concentrate from which a refiner recovered precious metals and purchased the metals from us. Thus, we know that there are precious metals at Franklin Lake and that we have a process by which we can recover them. Our results, however, have been inconsistent. We are currently working on improving our process and scaling up our operations for larger batch sampling and low level production. At the same time, we are pursuing a process by which we may extract precious metals from bottom ash, the heavier part of the residue from the burning of coal, principally by electric utility companies. In small-scale trials, we treated bottom ash using a process and material which we purchased from Xenolix Technologies (see following paragraph). A refiner was able to recover precious metals from the treated material and purchased them from us. There is, however, no assurance that we will be able to scale up either process to a production level or, even if we can, that we will be able to do so profitably. If not, the company will be required to raise additional capital for further development and expansion. If we are not able to raise the needed capital, we may not be able to continue in business.

     On April 9, 2002, we also purchased certain assets from Xenolix Technologies, Inc., an Arizona-based mining and technology company that had recently suspended operations. We purchased several items of equipment used in ore handling and processing, with a depreciated book value of $110,000, and ore concentrates and precious metals having a value of approximately $25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we believe will be applicable to the ores on our properties. (Such processes also seem to apply to bottom ash, a residue from burning coal.

Since the acquisition, we have delivered a small amount of processed bottom ash to a refiner. It was able to recover precious metals from the material and it purchased those metals from us.) As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock to Xenolix Technologies, and agreed to register the shares under the Securities Act of 1933 as soon as practicable. Those shares are included in the registration statement we filed in connection with a proposed rights offering. As additional consideration, we issued two warrants, each to purchase an additional 1,201,657 shares of our common stock at a price of $1.08 per share. The two warrants expire six months and twelve months, respectively, following the execution of the asset purchase agreement, but we have agreed to an extension of time until a reasonable period of time after the registration of the shares already issued to Xenolix with the SEC become effective to exercise the six-month warrant. We have not agreed to register the warrants, or the shares underlying the warrants, under the Securities Act.

Involvement of Our Consultant in a State Enforcement Action

     The inventor of the patents acquired from Xenolix (Patent No. 6,131,835 and Patent No. 6,131,836) is Alvin C. Johnson, Jr., Ph.D. Dr. Johnson assigned his patents (then applied for, but since issued) to Johnson-Lett Technologies, Inc., which, shortly thereafter, assigned them to MG Natural Resources Corporation, a predecessor of Xenolix. Since the acquisition, we have used Dr. Johnson as a consultant to assist us in our mining and processing activities.

     As a result of an administrative investigation by the Arizona Corporation Commission into certain private placements of Xenolix securities, Xenolix and Dr. Johnson, personally, voluntarily consented to the issuance of a cease and desist order by the Commission. The Commission found, among other things, that between December 1, 1998, and February 20, 2001, Xenolix and Dr. Johnson, in disclosures to shareholders and in press releases, made inaccurate and incomplete statements as to the progress of mining and recovery activities of Xenolix and the effectiveness of certain mineral recovery processes developed by Dr. Johnson. Xenolix and Dr. Johnson agreed not to violate Arizona's securities disclosure laws, not to engage in certain securities-related activities in Arizona, and to pay administrative penalties. In addition, Xenolix agreed to make offers of rescission to certain investors.

     While we are aware of the proceedings by the Commission and its order, we do not believe that the consulting services provided to us by Dr. Johnson are in any way diminished by the facts or circumstances surrounding the Commission action. Dr. Johnson does not have sole responsibility for any aspect of our business; he works with us as part of a team that includes employees and other consultants. Further, we are not dependent upon Dr. Johnson's counsel or any process(es) he has developed. As noted above, we have developed a process that has been used successfully in finding precious metals and we regularly seek to improve it and to find other processes. We believe, however, that we will benefit by Dr. Johnson's knowledge and his consulting services. In fact, the sale of the precious metals from bottom ash referred to above was a result of a process developed by Dr. Johnson.

     Our agreement with Xenolix further provided that the processes developed by Dr. Johnson be demonstrated to our satisfaction. If this was not done, we had the right to cancel the two warrants covering a total of 2,402,657 shares of our stock. This demonstration was not done within the allotted period, for convenience to us, and we elected not to cancel the warrants and to extend the period for their exercise. In view of the current trading price of our stock ($0.XX per share) and the exercise price of the warrants ($1.08 per share), it is highly unlikely that they would be exercised at this time. If extending the exercise period increases the chance that the warrants would be exercised, it would be beneficial to the company to obtain any additional capital that would be raised. There is, of course, no assurance that any warrants will be exercised and any capital raised.

Staffing

     As of October 31, 2002, the Company employed personnel equivalent to four-to-five full-time persons, all in the United States. We believe that our relationship with our employees is good.


Historical Drill And Assay Program

     Since 1991, the Company has conducted and completed numerous drilling and assay programs. During the fiscal year 1997, we hired Ledoux & Company ("Ledoux") to verify and evaluate different samples, preparation assay techniques for the most effective methodology for assaying any group elements of gold and/or platinum that may be present on our site at Franklin Lake. Ledoux conducted various assay and sample preparation techniques, which in early testing, they found what it showed to be some presence of gold as evidenced by their certified assays. The results however were inconsistent.

     Also during 1997, we obtained permits for a portion of a proposed 225-hole drill program, and five holes were drilled under the supervision of Behre Dolbear Engineering. It was Phase I of three-phase drilling program, scheduled for completion in 1998. Chain of custody was preserved on the material from these holes and later was shipped to Colorado Mineral Research Institute for sample preparation, and subsequently to Ledoux for analysis; again, it showed the presence of gold.

     Subsequent to the end of fiscal year 1997, Ledoux advised us that it was achieving success in recovering gold from our ores using a conventional approach involving the preparation, drying, grinding, and splitting of ore. Splitting means to divide the sample into some number of smaller samples whose assays can be compared for consistency, thus guarding against a false result due to contamination or procedural errors in the laboratory.

     During 1998, we finally completed Phases II and III of the 225 drill hole program. Sixty-one holes were drilled to depths ranging from 150 to 250 feet. Material was then forwarded under chain of custody to Rocky Mountain Geochemical ("Rocky Mountain"). Thereafter, the ore was prepared, split, and sent to two laboratories: Ledoux and Alfred H. Knight ("Knight") for assaying, in addition to assaying performed by Rocky Mountain.

     In July 1998, we learned from Ledoux that we had received economically viable assay results with regard to the ore assayed in the 1998 program. However, shortly thereafter Rocky Mountain and Knight notified us that their assaying revealed no economically recoverable precious metals in the ore from the Franklin Lake property. When Ledoux learned of these reports, it retracted its assays for the 1998 drill program. After receiving the conflicting results, we questioned Ledoux as to why it had certified economically viable assay results while the other two labs that worked with Ledoux's assay protocol had not achieved similar results. Ledoux's response was that there was contamination in the rotation of the material at the Ledoux lab that resulted from the rotation of gold and silver as collectors in the protocol. Ledoux did, however, reaffirm its support for the assay result it certified with regard to ore processed prior to the 1998 drill program.

     During 1999, the Company also drilled four wells ranging in depth from 600 to 1000 feet to test and identify materials suspended in the brine water located under the Franklin Lake property. Work performed by the U.S. Geological Survey in the early 1980's indicated that there might be value in these minerals. The analysis of the brine water indicated potentially valuable amounts of sodium sulfate and boron. However, our management decided to focus on precious metals and not to pursue sodium sulfate and boron.

     In early 2000, under new management, the company decided to discontinue drilling because of the expense and the inconsistency of the results of prior drilling tests. We determined that it would be more cost effective to work on the silica on the surface of the ground and to improve the process the company was using.

Regulation And Licensing

     From our inception through October 31, 2001, the Company, doing business as Naxos Resources, was primarily subject to the law of Canada and required to file various reports with agencies of Canada (including British Columbia and Alberta). Because the majority of the former Naxos' shareholders were residents of the U.S., however, we were also required to file certain reports with the Securities and Exchange Commission ("SEC") including Annual Reports on Form 20-F, but not quarterly reports. Our most recent report on Form 20-F was filed for the fiscal year ended October 31, 2000.As Franklin Lake, we are primarily subject to U.S. and Nevada law. (See "Background - Redomiciliation," above.) As a Nevada corporation, for the fiscal year 2002 and subsequent years we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2002, all such reports were filed as required.

     Our mining operations and exploration activities are subject to extensive laws and regulation governing prospecting, development, exports, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. In the context of environmental permits, including the approval of reclamation plans, we must comply with standards, existing laws and regulations, which may entail greater or lesser costs and delays depending on the nature of the activities to be permitted and how the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance with such laws, regulations and permits could become so onerous that the company would not proceed with the development of a project or the operation or further development of a mining site. Further amendments to current laws and regulations governing operations and activities of mining companies are actively considered from time to time and could have a material adverse impact on us.

     We have obtained the necessary permits for exploration work performed to date, and will continue to seek such permits in the future. To date, we have not experienced any material adverse economic effects as a result of complying with applicable laws relating to the protection of the environment, but there can be no assurance that it will not suffer such adverse effects in the future. If and when we are able to commence production, such issues will become more complex and costly to deal with.

     Environmental and other laws and regulations are continually changing. We cannot determine the impact of future changes in such laws and regulations on our operations or future financial position. We believe the Company is currently in substantial compliance with all applicable environmental laws and regulations. If we are not in compliance with any such law or regulation, we may be subject to fines, clean-up orders, restrictions on operations, or other penalties.

     In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, which governs mining claims and related activities on federal lands. If adopted, such legislation could, among other things, impose royalties on production from current unpatented mining claims located on Federal lands and reduce the amount of future exploration and development activities we may conduct on our unpatented claims. In October 1994, however, a moratorium on processing new patent applications on mining claims was approved. While such moratorium currently remains in effect, its future remains unclear. All of the Company's mining claims so far are located on unpatented mining claims on federal lands.

     There is no known cause of action which may have existed by January 3, 2002, when Industry Canada issued the Certificate of Discontinuance, which we, directly or on behalf of our shareholders may have had against any party in Canada. To the extent any such cause of action may have existed, it may be difficult or impractical to pursue. Further, U.S. shareholders may experience impediments to the enforcement of civil liabilities in the U.S. against foreign persons such as an officer, director or expert acting on behalf of the Company in Canada. Such difficulty arises out of the uncertainty as to whether a court in the U.S. would have jurisdiction over a foreign person in the U.S., whether a U.S. judgment is enforceable under Canadian Law, and whether suits under U.S. securities laws could be filed in Canada.

     At this time, we have no place of business in Canada and own no property in Canada. Because of such facts and because of the issuance of the Certificate of Discontinuance, the Company is no longer subject to regulation by Canada or any of its provinces. We may, however, if we have a certain minimum number of shareholders in any Canadian province, be required to file annual or other informational reports with the appropriate government agency. We believe that at this time we are required to file reports with British Columbia and have filed all required reports.

Competition

     The business of mineral exploration and mine development is highly competitive and tends to be dominated by a limited number of major companies. Although we do not compete directly against any particular firms for sales or market share, many of the human and physical resources we may require - such as engineering professionals, skilled equipment operators, and managers, as well as extractive and metallurgical processes and equipment -- are also sought by companies with substantially greater financial means than we possess, which places us at a competitive disadvantage in obtaining such resources. Accordingly, we cannot be certain that we will be able to obtain the human and physical resources we may need from time to time or to obtain them at an affordable cost.


Risk Factors

     Investing in our common stock is very risky. The business of mining is generally subject to a number of risks, hazards and uncertainties, including gold bullion losses, environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological formations or other geological or grade problems, unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, other unfavorable operating conditions and other acts of God. Such risks could result in damage to or destruction of mineral properties or costs that make further activities prohibitively expensive. These general risks, together with the following specific risks, should be carefully considered by anyone contemplating an investment in the Company's stock.

EXPLORATION FOR ECONOMIC DEPOSITS OF MINERALS IS SPECULATIVE.

     We expect to expend considerable funds before we are able to determine whether there is a commercially mineable ore body on our properties. Should we fail to find adequate valuable minerals before our funds are exhausted, and if we cannot raise additional capital, we will have to discontinue operations, which could make our stock valueless.

EVEN IF THE COMPANY IS ABLE TO LOCATE VALUABLE ORE SITES, WE MAY NOT BE ABLE TO EXTRACT THE MINERALS PROFITABLY.

     In particular, the silica or "desert dirt" from which we are attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to develop economic extraction processes. The Company is working to develop an extraction process which we believe may be effective, but we do not yet have sufficient experience with it to make a reasonable prediction of our success. Without an economic extraction process, will not be able to produce sufficient revenues to sustain operations and may fail.

WE SELF-INSURE AGAINST TYPICAL BUSINESS RISKS.

     Except as required by law, the Company does not maintain property and liability insurance against risks which are typical in the operation of its business. In view of its very limited operations, the difficulty of obtaining such insurance, the high deductibles and broad exclusions common to such policies, as well as the direct cost involved, the Company has determined not to obtain such coverage until it is warranted by its operations. The lack of such insurance could result in significant economic hardship for the Company should it suffer losses prior to obtaining coverage, perhaps resulting in the failure of our business.

MARKET PRICES FOR PRECIOUS METALS MAY MOVE AGAINST US.

     The prices of precious metals have historically been subject to significant fluctuation. Even if we identify a valuable ore body on our properties and develop effective extractions processes, we cannot be certain of selling our production at prices sufficient to earn a profit from our operations.

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

     We have incurred net losses since our inception, with accumulated losses of approximately $29,470,437 as of October 31, 2002. We have no meaningful income from operations and rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the development of our properties and recovery systems, will be unable to generate revenues, and may even be forced to seek protection from our creditors through a voluntary bankruptcy filing. We cannot assure you that we will succeed in obtaining cash as needed.

WE HAVE A LIMITED OPERATING HISTORY

     We have a limited operating history, and have generated no revenues from operations until 2002, when we received a small amount of sales of precious metals recovered during our exploration and development activities. We cannot assure you when, if ever, we will develop a process for the economic recovery of the minerals we believe exist on our properties, or that we will be able to operate such a process profitably in large-scale recovery operations.

WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND WE MAY NEVER ACHIEVE
PROFITABILITY

     We cannot be certain that we will ever achieve and sustain profitability. To date, we have been engaged in exploration, sampling and testing activities and have not generated any significant revenues from sales of precious metals recovered from our properties. We expect that we will continue to incur operating losses for the foreseeable future.


OUR BOARD OF DIRECTORS IS AUTHORIZED TO ISSUE PREFERRED STOCK WITHOUT STOCKHOLDER AUTHORIZATION WHICH COULD BE USED AS AN ANTI-TAKEOVER DEVICE

     Our Board of Directors is authorized to issue shares of preferred stock from time to time without stockholder authorization. The issuance of preferred stock could decrease the amount of assets and earnings available for distribution to our other stockholders. Preferred stockholders could receive voting rights and rights to payments on liquidation or of dividends or other rights which are greater than the rights of the holders of our common stock. In addition, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of our stock. This provision could also discourage an unsolicited acquisition and could make it less likely that stockholders receive a premium for their shares as a result of any unsolicited acquisition proposal.

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT AMOUNT OF STOCK OF FRANKLIN LAKE AND EXERT CONSIDERABLE INFLUENCE OVER US

     As of January 1, 2003, our directors and executive officers beneficially owned approximately 53.6% of voting power represented by our outstanding common stock, and upon the exercise of all outstanding warrants and options would own about 65.7%. As a result, these stockholders are effectively able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

WE WILL NEED TO INVEST IN ADDITIONAL PERSONNEL TO ASSIST IN OUR TRANSITION FROM AN EXPLORATION STAGE COMPANY TO A PRODUCING MINING COMPANY

     Mining exploration and recovery activities often involve highly technical and specialized processes and procedures, including surveying, engineering, metallurgy, chemistry, geology, environmental science, and perhaps others. It will be necessary for us to timely recruit and retain, either as employees or as contract consultants, such specialists at various stages of our business development. Because we are still analyzing our deposits and developing our processes, we cannot yet determine the future cost to the Company of these specialists; however, should we be unable to acquire the financial resources to retain these personnel when needed, our business may fail.

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

     1.   analyst recommendations,


     2.   fluctuations in the commodity prices of precious metals,

     3.   market conditions relating to the world precious metals markets,

     4. sales of substantial amounts of our common stock by existing stockholders, including short sales,

     5. general public sentiment regarding the environmental impact of mining operations,

     6. Company disclosures regarding the results of various stages of our sampling operations.

Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL DILUTE THE INTERESTS OF EXISTING STOCKHOLDERS

     The exercise prices of our outstanding warrants may be less than the current market price of our common stock on the date of conversion. To the extent of any exercise of these securities, the interests of our existing stockholders will be diluted proportionately.


WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

     As of January 1, 2002, approximately 35,987,367 shares of our common stock were authorized but unissued and 6,322,457 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     We believe that certain statements contained or incorporated by reference in this annual report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are considered prospective. These may include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     o statements before, after or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

     We may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

     Although it is important for you to be aware of the these limitations regarding forward-looking statements, our disclosure of them does not limit the liability of our officers, directors, control persons or promoters under the United States securities laws for material inaccuracies in, or omissions from, this annual report.


ITEM 2  -  DESCRIPTION OF PROPERTY

     We hold interests in three properties, referred to as the Franklin Lake site, the Farm, and the South San Francisco office.

Franklin Lake Site

     Franklin Lake is a dry lake in Inyo County, California. The Lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration and testing efforts. In its annual report for Fiscal Year Ended October 31, 2000, the Company reported a lease to 408 mineral claims. During Fiscal Year Ended October 31, 2001, the area covered by the 408 claims was restaked as 58 placer association claims. This was possible because, whereas the former claims were limited to 20 acres each, the placer association claims may cover up to 160 acres each, considerably reducing the Company's claims costs. The current claims cover approximately 8,000 acres.

     The Franklin Lake property lies in the Amargosa Valley in the eastern portion of the Death Valley Quadrangle, near the border with Nevada. The Franklin Playa consists of alternating layers of sand, gravels and clays deposited by run-off from the highly mineralized Bare and Yucca Mountains and the Western California Furnace Creek Mountains, trapped by the natural damming effect of Eagle Mountain in the southeast.

     It may be presumed that the source of enrichment for the playa material was erosion of gold- and silver-mineralized quartz veins in the mountains bordering the upper Amargosa Valley. Numerous mineral deposits were known as long as century ago to exist in these mountains, including gold, silver, platinum, lead, copper, zinc, mercury, tungsten, gypsum, marble, borax, sulfur, and other industrial minerals. Most of the mineral districts have gold and silver deposits in quartz veins in Tertiary volcanic rocks, some have veins in Paleozoic or Precambrian sedimentary and metamorphic rocks. In several districts, gold is in part disseminated in dolomite beds.

     The gold, silver and platinum group metals in the playa occur as extremely fine particles that are not readily recoverable by commonly used methods, so we will not be able to make a reliable estimate of the concentration of mineral (i.e., the "value per ton" of the ore) until we have further advanced the development of our recovery process, which we hope to do in the near future. Furthermore, although the United States Geological Service reports the depth of the playa sediments to be approximately 6,000 feet, our sampling programs to date have drilled only to 40 feet, and at intervals sufficient to give us an indication but not a reliable calculation of reserve tonnage.

The Farm

     The Farm is located in Amargosa, Nevada (approximately 7.5 miles from Franklin Lake) and is owned by Father Gregory Ofiesh, President and CEO of the Company. Father Ofiesh purchased the property from the Company on February 9, 2000 when he was a director but before he became an officer of Franklin Lake. The Farm property consists of 40 acres (32 usable), a warehouse type building, two operations buildings (including laboratory and pilot plant equipment), a garage, an office, and two mobile homes used as living quarters for persons working at the site. Since his acquisition of the property and until April 1, 2002, Father Ofiesh had allowed the Company limited use, primarily for storage, without charge. In the spring of 2002, in view of the expiration of the lease of the Company's primary laboratory and pilot plant at Death Valley Junction and the acquisition of plant equipment from Xenolix, the Company determined that its equipment should be combined into one facility, and further determined that the Farm would be an excellent location. (See "Certain Relationships and Related Transactions" below.)

     The Company then began moving the equipment from Death Valley Junction and that acquired from Xenolix (located in Winslow, Arizona) to the Farm and assembling it, along with the equipment already there, into a single production facility. We also had to clean the building and land at Death Valley Junction before returning it to the owner. This was a much larger undertaking than we originally anticipated and, with our small crew, took the rest of the fiscal year to complete. We believe that the plant we have constructed will allow us to process several tons of ore a day.

South San Francisco Office

     The Company uses space in a building owned by the Company president for its executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1, 2001, the Company began to compensate him for such services at the rate of $1,258.00 per month. Effective November 1, 2001, the payment was changed to $2,000 per month. This amount was determined to be reasonable by the board of directors and also a means of conserving the Company's cash.

ITEM 3  -  LEGAL PROCEEDINGS

     On February 19, 1999, the Company filed a suit again Jimmy John, former President, CEO and director of Franklin Lake (then "Naxos Resources"), in the Supreme Court of British Columbia, titled Naxos Resources Ltd. v. Jimmy John, Case No. C9900946, for failure to repay a loan of CDN$733,107.45 (equal to approximately US$ 467,780 at January 1, 2003) made to him by the Company. The loan was made to allow Mr. John to exercise warrants he held to purchase shares of Company stock. The shares were deposited with an escrow as security for the loan. The loan becomes due upon Mr. John's resignation as a director of the Company. The Company is seeking full payment of the loan plus interest and costs. Mr. John has since filed a counter-claim against the Company, adding Sydney Kemp, Rene Daignault, and Walker & Company as defendants, alleging that they and the Company had misrepresented terms and conditions of the written loan agreement. His counter claim also seeks indemnification for legal fees he incurred in defending himself against the Alberta Securities Commission in a prior administrative proceedings. Hearings on this matter have not yet been scheduled. The Company has set aside the suit temporarily due to other priorities for uses of its funds. We cannot predict the outcome of this suit.



ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the most recent quarter.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of January 1, 2003 we had 9,012,633 shares of common stock outstanding. There were approximately 805 record owners and approximately 4,700 beneficial owners of our common shares. There are warrants outstanding to purchase an additional 5,303,314 shares, and options to purchase an addition 160,000 shares, at exercise prices ranging from $0.25 to $1.08.

     The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:


             Period                                   High            Low

November 1, 1999 to January 31, 2000                  2.20            0.63
February 1, 2000 to April 30, 2000                    1.25            0.63
May 1, 2000 to July 31, 2000                          0.63            0.50
August 1, 2000 to October 31, 2000                    1.88            0.40

November 1, 2000 to January 31, 2001                  0.59            0.30
February 1, 2001 to April 30, 2001                    0.48            0.25
May 1, 2001 to July 31, 2001                          2.30            0.30
August 1, 2001 to October 31, 2001                    0.80            0.40

November 1, 2001 to January 31, 2002                  2.90            0.70
February 1, 2002 to April 15, 2002                    1.42            0.60
May 1, 2002 to July 31, 2002                          0.85            0.20
August 1, 2002 to October 31, 2002                    1.03            0.25

November 1, 2002 to December 31, 2002                 0.56            0.23
------------
Note: Prices have been adjusted to reflect a 1-for-10 reverse stock split effective January 9, 2002.


Dividend Policy

     Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. However, we have not paid any cash dividends since our inception, and it is highly unlikely that we will pay cash dividends on the common stock in the foreseeable future.


Recent Sales of Unregistered Securities

     The following securities were sold by officers of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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


--------------------------- ------------------------------ ------------------ ------------------ ---------------------
           Date                         Class                   Amount           Price(US$)        # of Purchasers
--------------------------- ------------------------------ ------------------ ------------------ ---------------------
October 31, 1999(1)         Common, $.001 par value                  192,474              $0.53
December 16, 1999(2)        Common, $.001 par value                  550,000              $0.10           1
October 31, 2000(3)         Common, $.001 par value                  293,000              $0.07          15
October 31, 2000(4)         Common, $.001 par value                  195,000              $0.07           2
October 18, 2000            Common, $.001 par value                3,270,000              $0.07           2
March 17, 2001(5)           Common, $.001 par value                    2,000              $0.63           1
March 21, 2001(6)           Common, $.001 par value                  475,000              $0.05           2
January 17, 2002            Common, $.001 par value                  600,000              $0.25           1
January 17, 2002            Warrant @ $0.25                          600,000                 --           1
March 15, 2002(7)           Common, $.001 par value                2,000,000              $0.25           1
March 15, 2002              Warrant @ $0.25                        2,000,000                 --           1
March 15, 2002(8)           Common, $.001 par value                  120,000              $0.25           1
March 25, 2002              Common, $.001 par value                  400,000              $0.25           3
April 16, 2002(9)           Common, $.001 par value                1,201,657              $1.08           1
April 16, 2002(9)           Warrant @ $1.08                        2,403,314                 --           1
July 23, 2002(10)           Common, $.001 par value                  102,500              $1.00           4
July 23,2002(10)            Warrant @ $1.00                          100,000                 --           3
September 9, 2002(8)        Common, $.001 par value                   80,000                .25           1
November 1, 2002(9)         Common, $.001 par value                  857,143                .35           1
November 1, 2002(11)        Warrant @ $1.00                          857,143                 --           1
--------------------------- ------------------------------ ------------------ ------------------ ---------------------

(1)  Exercise of options during the fiscal year ended October 31, 1999
(2)  Issued in exchange for cancellation of debt
(3)  Exercise of warrants during the fiscal year ended October 31, 2000
(4)  Exercise of options during the fiscal year ended October 31, 2000
(5)  Exercise of option by former director
(6)  Cancellation of debt for legal and accounting services
(7) Settlement for services, rents and management fees provided by an officer/director (see Note [ ] to Financial Statements for fiscal year ending October 31, 2002)
(8)  Exercise of warrant
(9)  Issued in payment for acquisition of assets from Xenolix Technologies
(10) Issued in payment for services in connection with re-staking of mining claims
(11) Issued for cash in private placement transaction

Item 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2002.

Results Of Operations For Fiscal Year Ended October 31, 2002

     With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2002 was 0.14 compared with 0.26 as of October 31, 2001 and 0.11 as of October 31, 2000. The greater the current ratio, the greater the short-term liquidity of the Company. (On November 1, the day following the end of our fiscal year, we received $300,000 in cash and $200,000 in the form of a written guarantee, resulting in a material change in the ratio.)

     In terms of Company's long-term liquidity, the Company will continue to depend almost exclusively on equity financing through private placements, warrants, and options until such time that Company's is able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2002, we had working capital in the amount of $58,630 compared with $33,914 at October 31, 2001, and $61,657 at October 31, 2000. (Working capital also was materially changed by the private placement funds we received November 1, the day following the end of our fiscal year.)

     During fiscal year 2002, the Company incurred mineral exploration costs of $296,676, all on our Franklin Lake properties. During fiscal year 2001, we incurred such costs of $162,005, and in 2000 of $247,115. We expect to continue to concentrate our resources on further exploration and development of the Franklin Lake properties, and on further improvements to the process for treating silica and the process for treating bottom ash.

     During the fiscal year ended October 31, 2002, the Company had revenue from operations of $26,112, from sales of precious metals produced by our pilot plant and bottom ash acquired from Xenolix.The Company had no other revenue from operations since its inception.

     The operating loss for fiscal year 2002 was $658,784, compared to an operating loss of $327,532 for the year 2001 and of $456,538 for the year 2000. In the year 2002, the loss per share was $0.10 compared to a loss of $0.09 in 2001. The weighted average number of shares in the per-share calculations was 6,406,961 in fiscal year 2002, and 3,631,634 in fiscal year 2001. (Numbers are adjusted for a one-for-ten revenue stock split on January 9, 2002.)

     As of October 31, 2002, the Company's cash balance was $8,155, compared to $7,888 on October 31, 2001 and $5,222 on October 31, 2000.

     To date, the Company has not implemented environmental loss contingencies since the Company is not yet in the production stage and therefore has not experienced any significant environmental concerns.

     The Company is a resource development company engaged in the exploration and, if warranted, development of mineralized properties in the U.S. We are in the development stage and all exploration and development expenditures are expensed as incurred.

     Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders' interests may be diluted.

     During fiscal year 2002, the Company raised net cash proceeds from equity financing in the amount of $300,000. In fiscal year 2001, net cash proceeds were $17,531, and in fiscal year 2000, they were $254,621.

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

Subsequent Events

     On November 1, 2002, the Company received $300,000 in cash from an investor, and $200,000 in the form of a written guarantee to provide that amount, less any amount received from other investors through February 24, 2003. The guarantee is from Father Ofiesh, president and a director, and may be fulfilled by way of direct cash investments, advances for operating expenses, and services provided to the us. The shares are priced at $0.35, with each share accompanied by a one-year warrant to purchase an additional share at $0.50.

Plan Of Operation For Fiscal Year 2002

     We expect the funds we received in the private placement to support the Company's operations for approximately nine months into the year. We hope to be able to commence low level production in January and February 2003. The level we are able to achieve will depend upon how well we are able to scale up our production from 2002, how well the new plant operates, and how well our processes work with the ores and other raw materials we use.

     We have filed a registration statement with the U. S. Securities and Exchange Commission regarding an offering of subscription rights to our shareholders. We expect that any funds received in the rights offering will allow us to move faster and will extend the support for our operations for some period of time beyond such nine months, depending on the amount received.

Item 7  -  FINANCIAL STATEMENTS


Board of Directors and Stockholders
Franklin Lake Resources Inc.
(Formerly Naxos Resources Ltd.)
(A Development Stage Company)

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Franklin Lake Resources Inc. (a development stage company) (formerly Naxos Resources Ltd.) ("The Company") as of October 31, 2002 and its consolidated statements of operations, stockholders' equity, cash flows for the years ended October 31, 2002 and 2001 and cumulative data from inception (May 23, 1986). These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the consolidated financial statements as of October 31, 2001, nor the cumulative data from inception through October 31, 2001 in the statement of operations, stockholders' equity and cash flows, as this period was audited by other auditors whose report, dated January 3, 2002, which expressed an unqualified opinion, was furnished to me. My opinion, as far as it relates to the amounts included for cumulative data from May 23, 1986 through October 31, 2001, is based solely on the report of the other auditors.

I conducted my audit in accordance with audited standards generally accepted. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. I believe the my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, these consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of October 31, 2002, and the results of its operations and cash flows for the years ended October 31, 2002 and 2001, and the cumulative data from inception in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and will require additional funding to realize its net asset values for patents and intellectual technology in the accompanying balance sheet, which raises substantial doubt as to its value, as discussed in the "Notes to Consolidated Financial Statements." The Company's Consolidated Financial Statements do not include any adjustments which might result from the outcome of this uncertainty.

Randy Simpson, CPA, P.C.
A Professional Corporation
December 20, 2002
Sandy, Utah

                                 FRANKLIN LAKE RESOURCES, INC.
                                   Consolidated Balance Sheet

                                                                  October 31,
                               Assets                                2002
                                                                 ------------
Current Assets:
     Cash                                                        $     8,858
     Prepaids and other                                                  366
                                                                 ------------
                        Total Current Assets                           9,224
Fixed Assets:
     Office furniture & equipment                                     30,101
     Plant equipment                                                 417,791
     Accumulated depreciation                                       (279,379)
                                                                 ------------
                          Total Fixed Assets                         168,513
Other Assets:
     Reclamation bond                                                 19,867
     Xenolix Patent - (Less $39,102 amortization)                  1,123,690
                                                                 ------------
                          Total Other Assets                       1,143,557
                                                                 ------------
                                Total Assets                     $ 1,321,294
                                                                 ============
                Liabilities and Shareholders' Equity

Current Liabilities:
   Bank Overdraft                                                     $8,985
   Accounts payable and accrued liabilities                           58,869
                                                                 ------------
                   Total Current Liabilities                          67,854

Long-Term Liabilities:
   Advances by director and officer
     payable in stock                                                  9,017
                                                                 ------------
                 Total Long-Term Liabilities                           9,017
                                                                 ------------
                           Total Liabilities                          76,871

Stockholders' Equity:
   Preferred Stock, $.001 par value; authorized
     5,000,000 shares; no preferred shares outstanding                    --

   Common Stock, $.001 par value; authorized 45,000,000 shares;
     8,153,490 issued and outstanding at October 31, 2002
                                                                       8,155

     Additional Paid-In Capital                                   30,706,705
     Accumulated Deficit                                         (29,470,437)
                                                                 ------------
                  Total Stockholders' Equity                       1,244,423
                                                                 ------------
  Total Liabilities and Stockholders' Equity                     $ 1,321,294
                                                                 ============

                      See accompanying notes to the financial statements.

                          FRANKLIN LAKE RESOURCES, INC.

                      Consolidated Statements of Operations

                                                                                    Cumulative from
                                                   Year Ended       Year Ended         Inception
                                                  October 31,       October 31,    (May 23,1986) to
                                                      2002             2001        October 31, 2002
                                                ----------------- ---------------- ------------------

    Revenue from precious metal sales            $        26,112   $            -   $         26,112
                                                ----------------- ---------------- ------------------
                                  Total Revenue           26,112                -             26,112
 Expenses:
     Mineral development costs                           230,075          150,918         15,730,318
     Depreciation/amortization expenses                   66,601           11,087          3,607,865
     Interest income and foreign exchange gains                -           (6,735)          (325,203)
     General and administrative                          388,219          165,527         10,483,569
                                                ----------------- ---------------- ------------------
                                 Total Expenses          684,895          320,797         29,496,549

                                                ----------------- ---------------- ------------------
                                       Net Loss  $      (658,784)  $     (320,797)  $    (29,470,437)
                                                ================= ================ ==================

                        Weighted Average Shares
                                                ----------------- ----------------
                       Common Stock Outstanding        6,406,961        3,631,634
                                                ================= ================

                      Net Loss Per Common Share
                                                ----------------- ----------------
                                                ----------------- ----------------
                      (Basic and Fully Dilutive)         $ (0.10)         $ (0.09)
                                                ================= ================


                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.

           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception ( May 23,1986) through October 31, 2002

                                                       Common      Common
                                                       Stock       Stock        Paid-In        Accumulated        Total
                                                       Shares      Amount       Capital          Deficit          Equity
                                                    ------------------------ --------------- ---------------- --------------

May 1986 common stock issued for
  cash at $.25 per share                               162,000    $     162    $     40,878     $         -    $    41,040

Net Loss from inception to  October 31, 1986                 -            -               -           (7,379)       (7,379)

Fiscal 1987 common stock issued for
  cash at $.38 per share                               102,500          102          39,038                -        39,140

Net Loss for the year ended October 31, 1987                 -            -               -          (49,050)      (49,050)

Fiscal 1988 common stock issued for
  cash at $.50 per share                                15,000           15           7,455                -         7,470

Net Loss for the year ended October 31, 1988                 -            -               -          (17,156)      (17,156)

Fiscal 1989 common stock issued
  for cash at $1.65 per share                          187,633          188         308,553                -       308,741

Fiscal 1989 common stock issued for
  mineral property; $1.15 per share                     30,000           30          34,395                -        34,425

Net Loss for the year ended October 31, 1989                 -            -               -         (210,686)     (210,686)

Fiscal 1990 common stock issued for
  cash at $5.48 per share                              194,726          195       1,066,635                -     1,066,830

Fiscal 1990 common stock issued for
  mineral property; $1.16 per share                     40,000           40          46,400                -        46,440

Fiscal 1990 common stock issued for
  services at $30.54 per share                           2,401            2          73,313                -        73,315

Net Loss for the year ended October 31, 1990                 -            -               -       (2,372,808)   (2,372,808)

Fiscal 1991 common stock issued for
  cash at $3.60 per share                              275,903          276         994,700                -       994,976

Fiscal 1991 common stock issued for
  mineral property; $9.16 per share                     16,500           17         151,059                -       151,076




Fiscal 1991 common stock issued for
  debt payment at $4.04 per share                       78,924           79         318,691                -       318,770

Net Loss for the year ended October 31, 19901                -            -               -         (578,573)     (578,573)

Fiscal 1992 common stock issued for
  cash at $5.09 per share                              195,864          196         996,469                -       996,665

Fiscal 1992 common stock issued for
  mineral property; $6.96 per share                     87,648           88         610,381                -       610,469

Fiscal 1992 common stock issued for
  license at $3.40 per share                            40,000           40         136,040                -       136,080

Net Loss for the year ended October 31, 1992                 -            -               -       (1,153,009)   (1,153,009)

Fiscal 1993 common stock issued
  for subsidiary at  $9.04 per share                   276,741          276       2,221,550                -     2,221,826

Net Loss for the year ended October 31, 1993                 -            -               -       (1,430,936)   (1,430,936)

Fiscal 1994 common stock issued
  for cash at $10.65 per share                         339,400          339       3,613,155                -     3,613,494

Fiscal 1994 common stock issued for
  subsidiary at  $25.90 per share                        2,500            3          64,747                -        64,750

Fiscal 1994 common stock issued for
  director at $8.32 per share                           25,000           25         208,100                -       208,125

Net Loss for the year ended October 31, 1994                 -            -               -       (2,435,290)   (2,435,290)

Fiscal 1995 common stock issued for
  cash at  $14.30 per share                            208,359          208       2,979,872                -     2,980,080

Fiscal 1995 common stock issued for
  mineral property; $15.40 per share                    23,100           23         355,642                -       355,665

Fiscal 1995 common stock issued for
  equipment at $16.58 per share                          1,800            2          29,833                -        29,835

Net Loss for the year ended October 31, 1995                 -            -               -       (2,706,126)   (2,706,126)

Fiscal 1996 common stock issued for
  cash at  $14.23 per share                            316,024          316       4,496,619                -     4,496,935

Fiscal 1996 common stock issued for
  equipment at $40.94 per share                         30,970           31       1,267,852                -     1,267,883

Net Loss for the year ended October 31, 1996                 -            -               -       (3,898,191)   (3,898,191)




Fiscal 1997 common stock issued
  for cash at  $16.13 per share                        270,608          271       4,365,253                -     4,365,524

Net Loss for the year ended October 31, 1997                 -            -               -       (5,255,324)   (5,255,324)

Fiscal 1998 common stock issued
  for cash at  $18.28 per share                        198,928          199       3,636,543                -     3,636,742

Fiscal 1998 common stock issued pursuant
  to an anti-dulition agreement                         24,444           24             (24)               -             -

Net Loss for the year ended October 31, 1998                 -            -               -       (5,966,623)   (5,966,623)

Fiscal 1999 common stock issued for
  cash at $5.44  per share                              24,060           24         130,879                -       130,903

Net Loss for the year ended October 31, 1999                 -            -               -       (1,623,785)   (1,623,785)

Fiscal 2000 common stock issued for
  cash at $.65 per share                               375,800          376         245,164                -       245,540

Fiscal 2000 common stock issued for
  payables at $.97 per share                            55,000           55          53,136                -        53,191

Net Loss for the year ended October 31, 2000                 -            -               -         (785,920)     (785,920)

Fiscal 2001 capital contribution
  allotment of 27,000 at $.065 per share                     -            -          17,531                -        17,531

Fiscal 2001 common stock issued for
  debt at $.82 per share                                47,500           48          38,986                -        39,034

Net Loss for the year ended October 31, 2001                 -            -               -         (320,797)     (320,797)

January 17, 2002; common stock issued for
  loans advanced in 2001 of $100,000 and
  cash of $50,000 in 2002 at $.25 per share            600,000          600         149,400                -       150,000

February 27, 2002; common stock issued
  for cash at $.25 per share                           120,000          120          29,880                -        30,000

March 15, 2002; common stock issued for
  compensation, rent expenses and cash
  advances valued at $.25 per share                  2,000,000        2,000         498,000                -       500,000

March 23,  2002; common stock issued
  for cash at $.25 per share                           400,000          400          99,600                -       100,000

April 8, 2002; common stock issued in
  connection with Xenolix Asset Acquisition;
  valued at $1.08 per share                          1,201,657        1,202       1,296,588                -     1,297,790




April 8, 2002; common stock issued in
  connection with Lounsbury claims consolidation
  valued at $.63 per share                             102,500          103          64,472                -        64,575

September 9, 2002; common stock issued for
  cash at $.25 per share                                80,000           80          19,920                -        20,000

Net Loss for the year ended October 31, 2002                 -            -               -         (658,784)     (658,784)

                                                  --------------------------- --------------- ---------------- --------------
Balances at  October 31, 2002                        8,153,490      $ 8,155    $ 30,706,705     $(29,470,437)  $ 1,244,423
                                                  =========================== =============== ================ ==============


            See accompanying notes to financial statements.

                           FRANKLIN LAKE RESOURCES, INC.
                      Consolidated Statements of Cash Flows


                                                                                                         Cumulative from
                                                                      Year Ended        Year Ended          Inception
                                                                      October 31,      October 31,      (May 23, 1986) to
                                                                         2002              2001          October 31, 2002
                                                                   ------------------ ---------------- ---------------------
Cash Flows used in Operating Activities:
                                                       Net Loss       $     (658,784)    $   (320,797)       $  (29,470,437)

Expenses not Requiring an Outlay of Cash:
     Amortization / depreciation                                              66,601           11,087             3,607,865
     Proceeds - Net book value of equipment sold                               1,500                -               900,690
     Common stock issued for compensation, rent and expenses                 297,383                -               578,823
                                                                   ------------------ ---------------- ---------------------
                                    Net Cash used in Operations             (293,300)        (309,710)          (25,862,572)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other                         (3,869)          (1,655)                 (366)
    (Increase) refund of reclaimation bonds outstanding                        8,585            9,987               (19,867)
    Increase (decrease) in accounts payable and accrued liabilities           12,832           15,612                58,869
                                                                   ------------------ ---------------- ---------------------
                        Cash Flows used in Operating Activities             (275,752)        (285,766)          (25,823,936)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                          (39,002)               -              (421,500)
     Acquition of mineral properties                                               -                -                     -
                                                                   ------------------ ---------------- ---------------------
              Total Cash Flows Provided by Investing Acttivities             (39,002)               -              (421,500)

Cash Flows from Financing Activities:
     Common stock issued for cash                                            200,000           17,531            23,141,611
     Loan proceeds (debt repayment)                                                -          100,000               803,187
     Advances (repayments) from  officers/directors/affiliates               106,739          170,901             2,300,511
                                                                   ------------------ ---------------- ---------------------
                           Cash Flows from Financing Activities              306,739          288,432            26,245,309

                                                                   ------------------ ---------------- ---------------------
                                Net Increase (Decrease) in Cash               (8,015)           2,666                  (127)

                                    Cash at Beginning of Period                7,888            5,222                     -

                                                                   ------------------ ---------------- ---------------------
          Cash and  (Bank Overdraft) combined  at End of Period       $         (127)    $      7,888        $         (127)
                                                                   ================== ================ =====================




Supplemental Non-Cash Financing Activities:

     Common Stock issued for debt  , officer advances                 $      392,192     $     39,034        $      803,187
                                                                   ================== ================ =====================

     Common Stock issued for licences                                              -                -               136,080
                                                                   ================== ================ =====================

     Common Stock issued for subsidiay acquistion-mineral properties               -                -             2,286,576
                                                                   ================== ================ =====================

     Common Stock issued for mineral properties                                    -                -             1,198,075
                                                                   ================== ================ =====================

     Common Stock issued for equipment                                             -                -             1,297,718
                                                                   ================== ================ =====================

     Common stock issued to acquire Xenolix assets,
       net of $25,000 expensed                                             1,272,790                -             1,272,790
                                                                   ================== ================ =====================

     Interest Paid                                                                 -                -                94,931
                                                                   ================== ================ =====================

     Income Taxes Paid                                                $            -       $        -        $        4,078
                                                                   ================== ================ =====================


                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                         (Formerly Naxos Resources Ltd.)

                   Notes to Consolidated Financial Statements

                                October 31, 2002

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal mining operations had always been in the United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites where they may be found, and developing processes for extracting them from the earth. The Company's principal mining property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the mining assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, ore, and two patents and related intellectual property. It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment and ore acquired from Xenolix and re-assembled it as a new pilot plat at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake (this move was in process at year-end but has been completed since then).

The Company is a development stage company as defined in Financial Accounting Standard No. 7 (Accounting and Reporting by Development Stage Companies).

The Company has incurred losses every year since its inception; it did not have any revenue from sales of its product until 2002. Those revenues (see Consolidated Statement of Operations) came from sales of concentrate from its ore at Franklin Lake and of concentrate from bottom ash it obtained from Xenolix. The Company has sold common stock on a regular basis to fund its operations and cover its losses. The Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of additional stock or from other sources, it may not be able to continue its exploration and development activities and to stay in business.

During 2002, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission with respect to a proposed rights offering to its shareholders. The Company received comments from the staff of the Commission and is in the process of preparing to file an amendment in response to the comments.

After the end of the fiscal year, the Company received $300,000 in cash and a commitment for another $200,000 in a private placement of its shares.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal years ended October 31, 2001, and October 31, 2002.

(b)  Use of Estimates

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

(c)  Foreign Exchange Gains or Losses

The Company had no significant foreign currency gains or losses in fiscal year-ended October 31, 2002. The Company had less than $4,000 in foreign currency translation gains in fiscal year-ended October 31, 2001. The Company conducted substantially all of its operations in US dollars for both fiscal years. Various minor expenses incurred in Canada were translated into US dollars based upon the average Canadian exchange rate. The Company had no significant monetary assets or liabilities denominated in foreign currencies at either October 31, 2002 or 2001. Exchange gains and losses are recorded in operations in the period they occur.

(d)  Mineral Properties and Equipment

The Company has expensed the costs of acquiring, exploring and developing its precious metal properties during the periods in which they were incurred, and will continue to do so until it is able to determine if it has commercially recoverable ore reserves present on the properties. If it determines that such reserves exist, it will capitalize further costs.

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the mining operations it has conducted to date. The Company believes that its cash deposits could be totally refunded without significant additional expenditures to restore its mining properties.

Mining equipment has been depreciated over a 5-year life on the straight-line basis. The Company acquired approximately $110,000 in mining equipment from Xenolix in its asset acquisition. This equipment is being integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada. The Company recorded the value of the equipment based upon its net book value to Xenolix. The Company's mining personnel and independent consultants believe that the fair market value of the equipment is approximately equal to the net book value of the equipment. No formal appraisals were conducted.

(e)  Patents

In connection with the Xenolix asset acquisition, the Company acquired two patents in mining technologies developed by Alvin C. Johnson, Jr., Ph.D., Patent No. 6,131,835 and Patent No. 6,131,836. Both patents were issued to Dr. Johnson on October 17, 2000, and assigned by him to MG Technologies, Inc., the predecessor entity to Xenolix. The acquisition also included improvements that Dr. Johnson may make to the subjects covered by the patents and related trade secrets.

The patents and other intellectual property were valued and capitalized at $1,162,792, being the value of Company shares given to Xenolix, less the value of the ore and equipment included in the acquisition. (The Company has determined that it is not practical to attempt to assign any separate value to improvements that may be made or to the trade secrets.) The Company is amortizing the patents over 15 years. The recoverability of this value will be dependent upon the ability of the Company to either license this technology to third parties, or utilize it in the recovery of precious metals from its own mineral properties. In the event the Company is unable to either license or utilize the technology, it will be required to expense the asset at the time this determination is made. Financial Accounting Standard No. 121 (Impairment of Long-Term Assets), governs the capitalization and expensing of long-term assets. Financial Accounting Standard No. 142 identifies patents as intangible assets subject to amortization. The Company does not currently have an estimate of future cash flows applicable to the patents The Company's ability to realize its investment in the patents and technology will be predicated upon its ability to raise sufficient capital to develop the processes covered by the patents or to sell or license its rights to third parties.

(f)  Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share."

(g)  Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

(h)  Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No.25 (APB
25) and related interpretations in accounting for its employee stock options. Under APB25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee stock options.

(i)  Income Taxes

The Company has adopted SFAS No. 109 "Accounting for Income Taxes". The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

(j)  Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, loan receivable, accounts payable and accrued liabilities, amount due to a director and loan payable. Fair values were assumed to approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

(k)  Critical Accounting Policies

The SEC recently issued financial reporting release number 60 "Cautionary Advice Regarding Disclosure about Critical Accounting Policies". The SEC defines the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include valuation of transactions in which common stock is issued for services and assets.

3. VALUATION OF SHARES ISSUED

The Company is thinly capitalized ; the volume of buying and selling its shares is low and the price of its shares is highly volatile. The prices of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by negotiations between the parties involved. Finding investors willing to purchase shares for cash has been difficult. Although one outside party has invested a total of $200,000 in several transactions during the past two years, most of the sales of shares during this period have been to directors of the Company. The Company believes that the prices and values received in each of such transactions were fair at the respective times they were entered into. The factors the Company considers in such determinations include: the fact that the shares will be restricted from resale for at least one year, the number of persons willing to invest, the speculative and risky nature of the investment, the fact that additional investments will be needed before the Company is able to begin production, the Company's history of unsuccessful operations, its failure to achieve production since its inception, prices of recent sales of its shares in the market, and such other issues as it may deem relevant.

Periodic advances to the Company to cover daily operations over the past two years, management services to the Company, and rent for Company office space (the management services and rent are not payable in cash, only in shares of Company stock), may be exchanged for shares in connection with any offering of securities and upon the same terms as offered to other investors. 2,000,000 shares were issued in exchange for advances, management services, and rent valued at $500,000, equivalent to $0.25 per share--the same price at which shares were sold to an outside investor at the same time. The Company issued 102,500 shares to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. The fair market value of the stock, being the average price of the shares for the prior 10 days, was $0.63 per share, giving the transaction a total value of $65,450. The Company also issued 1,201,657 shares to Xenolix, in exchange for certain assets; the market value of the stock at that time was $1.08 per share, giving the transaction a total value of $1,297,790. The Company allocated the purchase price based upon the relative value of the assets acquired, which consisted of inventories of precious metals and concentrates, mining equipment, and patents and other intellectual property. The realization of the Company's investment in these assets will be dependent upon the ability of the Company to raise future capital and successful application of the technology to commercial ore bodies.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space (including supplies and overhead), and land and buildings for its new testing and production facility, from its president, as summarized in the table. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

                                                      2002        2001
                                                 ------------ -------------

  Management fees at $4,000 per month               $ 48,000      $ 23,375

  Corporate office rent, supplies, and
    overhead at $2,000 per month                      24,000        15,583

  Operations facility property rental
    at $1,250 per month                                8,750             -

  Expenses paid on behalf of the Company
     for consultants and advisors                     95,750             -

  Other advances prior period                         31,307             -

  Advances to Company for operating
     capital                                          99,001       131,943
                                                 ------------ -------------

                       Total for fiscal year         306,808       170,901

  2,000,000 shares valued at $.25 per share
     for above advances, services & rent            (500,000)            -

                                                 ------------ -------------
  Balances owed to him at fiscal year end            $ 9,017      $202,209
                                                 ============ =============

                                                 ------------ -------------
  Legal fees paid to officer                        $ 31,253      $ 26,450
                                                 ============ =============

5. STOCK OPTIONS & WARRANTS

The Company granted stock options to its directors. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:


                                                                                 Average
                                                       Number of                 Exercise
                                                        Shares                    Price
                                                ------------------------ -----------------------
        Balances outstanding; October 31, 2001                   49,500          1.50
                                        Issued                  125,000          0.37
                                       Expired                  (12,500)         0.85
        Balances outstanding; October 31, 2002  ------------------------
                                                                162,000          0.39
                                                ========================

                                                        Number
Exercise Prices:                                     Outstanding &               Average                 Exercise
              $.85 expired on November 27,2002         Issuable              Contractual Life              Price
                         $.65 on March 24,2003  ------------------------ --------------------------------------------------
                       $.37 on October 22,2005
                                                                 15,000          0.10                      $ 0.65
                           Totals and averages                   22,000          0.50                      $ 0.65
                                                                125,000          3.00                      $ 0.37

                                                ------------------------ ----------------------- --------------------------
                                                                162,000          2.40                      $ 0.39
                                                ======================== ======================= ==========================
                        Five current directors
                                      Director
                               Former Director         Number of
                               Former Director      Shares Subject              Exercise                Expiration
                               Former Director      to Stock Options              Price                    Date
                                                ------------------------------------------------ --------------------------
                                                                125,000          0.37              October 22, 2005
                                                                 10,000          0.85              November 27, 2002
                                                                  5,000          0.85              November 27, 2002
                                                                 15,000          0.65              March 24, 2003
                                                                  7,000          0.65              March 24, 2003
                                                ------------------------
                                                                162,000
                                                ========================


                                                              1,201,657
                                                              1,201,657
                                                ------------------------
                                                              5,303,314
                                                ========================

Summary of Warrants Outstanding:


                                                       Issuable              Contractual Life      Excerise Price
Exercise Price:                                 ------------------------ -----------------------------------------
               $0.25                                         400,000            3 months               $ 0.25
               0.25                                        2,400,000            6 months                 0.25
               1.00                                          100,000            6 months                 1.00
               1.08                                        1,201,657              (1)                    1.08
               1.08                                        1,201,657             1 year                  1.08
                                                ------------------------
                                                           5,303,314
                                                ========================


                                                       Number of
                                                     Shares Subject             Exercise             Expiration
                                                    to Stock Options              Price                 Date
                                                -------------------------------------------- ---------------------
               Pursuant to contract w/ Xenolix             1,201,657               1.08          April, 2003 (2)
                                      Investor               400,000               0.25         January 31, 2003
               Pursuant to contract w/ Xenolix             1,201,657               1.08           April 9, 2003
  Prior mineral claims- Lounsbury & associates               100,000               1.00          April 30, 2003
                                     Directors             2,400,000               0.25          April 30, 2003

                                                ------------------------
                                                           5,303,314
                                                ========================

(1) Originally scheduled to expire on October 9, 2002, but agreed to be extended to allow a reasonable time for exercise after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.

(2)  Estimated 45 days after effective date of SB-2.

In 2002, the Company granted each director 25,000 three-year options, at $0.37, the fair market value on the date of the grant. It did not grant any options in 2001.

Pro forma disclosure of the effect of accounting for stock options under Statement of Financial Accounting Standard (FAS 123) is required. The Company accounts for its stock options in accordance with APB 25 "Accounting for Stock Issued to Employees". Under APB 25, no compensation is recognized when the exercise price of employee options is equal to the fair market value of the underlying stock on the date of the grant. For each of the Company's stock options, the exercise price was equal to the estimated fair market value of the shares at the date of the grant.

6.   ASSET ACQUISITION AGREEMENT XENOLIX TECHNOLOGIES, INC.

On April 9, 2002, the Company issued 1,201,657 shares to acquire various assets of Xenolix Technologies, Inc. The Company acquired the inventories, including precious metals, and/or concentrates, mining equipment and its intellectual property, consisting of two existing patents, including any improvements that may be made to them, and trade secrets related to mining.

In addition to the issuance of the shares above, the Company also issued a 6-month warrant to purchase an additional 1,201,657 shares and a 12- month warrant to purchase another 1,201,657 shares, both exercisable at $1.08 per share, the fair market value of the Company's stock at the execution of the agreement. The 6-month warrants were scheduled to expire on October 9, 2002, but the Company has agreed that it will extend these warrants for a reasonable period of time after the shares given outright to Xenolix are registered with the Securities and Exchange Commission. The asset purchase price has been allocated as follows:

       Inventories of precious metals
          and concentrates                           $ 25,000

       Mining equipment                               109,998

       Xenolix patents and technology
          intellectual property                     1,162,792

                                             -----------------
       Total Value of Assets Acquired              $1,297,790
                                             =================

In the second quarter of the year, the Company sent four batches of processed ore from Franklin Lake to a refinery for analysis and further processing. The refinery found small amounts of gold, platinum and palladium and purchased them. In the third quarter, the Company sent additional ore; the refinery found more precious metals and purchased them. In the fourth quarter, the Company sent bottom ash, part of the assets acquired from Xenolix, to the refinery and it again recovered precious metals and purchased them.

Although the Company believes the foregoing sales, the first sales of precious metals in its history, are a positive sign, it cannot give any assurance that it will be able to make further sales or, if it does, that such sales will be sufficient to allow the Company to continue in business without further infusions of capital or to operate at a profit. The Company's results to date have been inconsistent and do not justify predictions as to future operations.

7. INCOME TAXES

No provision for income taxes has been made for the years presented, as the Company incurred net losses. The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate and the elected amount of the valuation on the allowance follows:

                                                   2002          2001
                                            --------------- -------------

  Net operating losses expiring 2009-2022     $  6,150,000  $  5,650,000

  Statutory tax rate:
     $22,250 + 39% in excess of $100,000

  Effective tax rate:                                    -             -

  Deferred tax assets:                           2,380,000     2,226,000

  Less valuation allowance:                     (2,380,000)   (2,226,000)

                                            --------------- -------------
                 Net Deferred Tax Assets     $           -  $          -
                                            =============== =============

8. RESCISSION

Following the Company's redomiciliation from Canada to the U.S., the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed offering of subscription rights to existing shareholders. In its preliminary review of the registration statement, SEC Staff noted, among other things, its opinion that the shares of the Nevada corporation issued in exchange for the Canadian shares in the redomiciliation transaction ought to have been registered when issued. Although the Company and its advisors disagree with the Staff position, in deference to the Staff's informal request the Company will offer affected shareholders the right to sell their shares to the Company at their fair value as of the date of their issue, which value the Company has determined to be US$0.15 per share.

The company cannot predict the number of shareholders who will accept the rescission offer, or the consequent impact on the Company's finances. The Company notes, however, that in accordance with the Canadian law governing the redomiciliation transaction, substantially the same shareholders were offered a substantially similar opportunity under Canada's "dissenters' rights" statute, and no shareholder tendered shares. Nevertheless, if a substantial number of shares were to be tendered under the current rescission offer, the resulting outflow of cash would have a significant adverse impact on the Company's liquidity and financial position.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     For the fiscal year ended October 31, 2000, our financial statements were audited by Matthew J. Hoogendorn, Chartered Accountant. He then resigned and for the fiscal year ended October 31, 2001, the audit was performed by Ellis Foster, Chartered Accountants. Both auditing firms are located in Vancouver, British Columbia. Upon our move to the United States, Ellis Foster resigned and for the fiscal year ended October 31, 2002, the financial statements were audited by Randy R. Simpson, CPA, P.C.

     Neither the resignation of Matthew J. Hoogendorn, Chartered Accountant, nor the resignation of Ellis Foster, Chartered Accountants, was based on any disagreement with the Company on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.


                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The directors and executive officers of the Company are as follows:

Name                         Age       Position                   Service Began
----                         ---       --------                   -------------

Father Gregory Ofiesh        71        Director, President,       March 2000
                                       Chief Executive Officer,
                                       and acting Chief
                                       Financial Officer


Kamal Alawas                 51        Director                   January 2002


Robert Chatwin               78        Director                   July 1998

Stanley Combs                57        Director                   July 1998
                             48
Paul Kaser                             Director                   January 2002

Peter Boyle                  64        Vice President -           August 2000
                                       Regulatory Affairs,
                                       Secretary
---------------
Note: The full board acts as both the audit committee and the compensation committee.

FATHER GREGORY OFIESH, director, president, chief executive officer, and acting chief financial officer, is a California resident. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San Francisco, California, on January 1, 2001. Prior to his retirement, he was, and he continues to serve as, Dean of the San Francisco Bay Area Orthodox Clergy.

KAMAL ALAWAS, resident of Washington, is the president of International Star Inc. and Sidon International Resources Corp., both mining companies. Previously, he was associated with other mining companies and involved with private investments.

ROBERT CHATWIN, a director, a resident of British Columbia, is a retired businessman. Prior to his retirement he was in the trucking business and the construction business.

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member of the A.I.A. He is employed by Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From 2001 to 2002, he was the owner of Combs Architects. From 2000 to 2001, he served as Vice President-Design and Construction of Laundromax, and for eight years prior to that he was Director of Construction for Claire's Stores. He holds B.Arch. and B.S. degrees from Ball State University.

PAUL A. KASER, a resident of New Jersey, is a chemical engineer with BASF, a large international chemical company. He has been with the firm for ten years.

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


Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table

     The Company does not currently have any formal plan or standard arrangement for compensating its directors for their services as directors, other than the granting of stock options. For the fiscal year ended October 31, 1999 and for several prior years, the company had a Stock Option Plan under which its directors received an option to purchase 5,000 shares of our stock each year. The options were for three years and exercisable at the market price on the date of the grant. The directors received no options or other compensation, however, for fiscal years ended October 31, 2000 or October 31, 2001. In October 2002, the board of directors awarded each director options to purchase 25,000 shares of company stock for the two years at the current market price. ($0.37 per share.)

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.



===================================================================================================================
Name and Principal Position        Year           Annual Compensation               Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                                  Awards               Payouts
                                                                               ------------------------------------
                                                                                                    All Other
                                               Salary ($)        Bonus ($)      Options (#)         Compensation ($)
--------------------------------  -------    --------------    ------------    ------------     -------------------

Father Gregory Ofiesh*             2002            $48,000               0              0*                      0
President, CEO, Director           2001            $27,642               0              0                       0
                                   2000            $17,647               0              0                       0


Peter Boyle**                      2002            $31,200               0              0                       0
Vice President                     2001            $27,962               0              0                       0
                                   2000             $9,052               0              0                       0

--------------

* The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; the amounts are in effect only used to purchase shares of Company stock.. As a director, Father Ofiesh received options to purchase 25,000 shares of the Company stock. (See preceding paragraph.)

** Peter Boyle, vice president-regulatory affairs and corporation secretary, is an attorney at law and does not work full-time for the Company. He is paid on a fee basis and the amounts above represent the fees paid to him during each of the respective years.

     No funds were set aside or accrued by the Company during fiscal year 2002 or 2001 to provide pension, retirement or similar benefits for directors or executive officers.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of , January 1, 2003, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the January 9, 2002 one-for-ten reverse stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

==============================================================================
Title of Class     Persons or Group              Shares Owned     Percent of
                                                                    Class
==============================================================================
Common            Father Gregory Ofiesh (1)
                  172 Starlite Street
                  South San Francisco
                  California  94080                4,382,096         48.6%

Common            Robert Chatwin (2)
                  172 Starlite Street             164,700(2)          1.8%
                  South San Francisco
                  California  94080

Common            Stan Combs

                  172 Starlite Street                  6,250          0.1%
                  South San Francisco
                  California  94080

Common            Paul Kaser
                  172 Starlite Street                276,000          3.1%
                  South San Francisco
                  California 94080

Common            Peter Boyle

                  172 Starlite Street                  5,000          0.1%
                  South San Francisco
                  California  94080

Common            Forrest G. Godde(4)
                  P.O. Box 1152
                  Lancaster                        1,344,230         14.9%
                  California 93584-1152
------------------------------------------------------------------------------
Common            Officers and Directors
                    as a Group (3)                 4,834,046         53.7%
==============================================================================

(1) Father Gregory Ofiesh, director, president and CEO, holds warrants to purchase 2,000,000 shares of common stock and options to purchase 25,000 shares. Exercise of all such warrants and options, and assuming the exercise of all other outstanding warrants and options, would result in beneficial ownership of 6,407,096 shares, or 57.2% of the class.

(2) Robert Chatwin, a Director, holds warrants to purchase 134,000 shares of common stock and options to purchase 20,000 shares. Exercise of all such warrants, and assuming the exercise of all other outstanding warrants and options, would result in beneficial ownership of 328,700 shares, or 2.9% of the class.

(3) Paul Kaser, a Director, holds warrants to purchase 266,000 shares of common stock and options to purchase 25,000 shares. Exercise of all such warrants and options, and assuming the exercise of all other outstanding warrants and options, would result in beneficial ownership of 567,000 shares, or 5.1% of the class.

(4) Mr. Godde is an investor who does not hold a position of employment in the Company. He holds warrants to purchase 400,000 shares of common stock. Exercise of the warrants, and assuming the exercise of all other outstanding warrants and options, would result in beneficial ownership of 1,744,230 shares, or 15.5% of the class.

(5) Upon exercise of outstanding warrants and options, Officers and Directors as a group would beneficially own 7,364,046 shares, or 65.7% of the class.

     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

     The tables below provides information, as of October 31, 2002, as to the number of outstanding shares of common stock subject to stock options and warrants held by directors and officers of the Company.


                 Stock Options Outstanding - Directors/Officers
                              As Of January 1, 2003

=====================================================================
Expiration Date      Exercise Price        Number of Common Shares
=====================================================================
March 24, 2003            $0.65                   15,000
March 24, 2003            $0.65                    7,000
October 22, 2004          $0.37                  125,000
=====================================================================
Total                                            162,000

                    Warrants Outstanding - Directors/Officers
                              As Of January 1, 2003

=====================================================================
Expiration Date      Exercise Price        Number of Common Shares
=====================================================================
January 31, 2003         $0.25                    400,000
April 30, 2003           $0.25                  2,500,000
=====================================================================
Total                                           2,900,000


Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Litigation

     On January 21, 1998, the Company had agreed to loan Jimmy John, former director, former chairman of the board, and former president of the Company, CDN$733,107.45 to exercise existing warrants held by him for shares in the Company. The loan is now due but unpaid and Company has filed suit against Mr. John, and he has filed a counter-claim against the Company. See "Legal Proceedings."

Sale of the Farm

     In the fiscal year 1999, the Company received an offer from Father Gregory Ofiesh, a director but then not an officer of the Company, to purchase all property owned by the Company (including improvements and equipment located thereon), situated in the County of Nye, State of Nevada. In the fiscal year of 2000, the Company sold the property to him on the following terms:

1. The Company sold all rights, titles, and interests in the property for $125,000, payable in full at closing, with the title to the property to be free and clear of all liens, charges and encumbrances.

2. The Company has the right to store ore samples conveyed under chain of custody and under the Company's lock and key in a satisfactory place located in a building on the property at no charge to the Company.

3. The closing date was February 1, 2000, with the full purchase price paid in cash; and

4.   All costs of this transaction were borne by the purchaser.

Lease of the Farm

     From his purchase of the Farm in 2000 until March 31, 2002, Father Ofiesh allowed the Company to use the Farm, primarily for storage, without charge. In early 2002, during our negotiations to purchase mining equipment from Xenolix Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to least the Farm property from Father Ofiesh, on the following principal terms:

1.   the rent is $1,250 per month;

2. the term is for three years, with an option to renew for an additional three years;

3. equipment and other personal property on the premises on April 1, 2002, except items or material placed there by the Company for storage, is and remains the property of Father Ofiesh;

4. equipment and other property brought onto the premises by the Company, whether or not attached to a building or the land, is and remains the property of the Company;

5.   we will be responsible for all property taxes during the lease period;

6. we are required to indemnify and insure the owner against liability to him arising out of our operations; and

7. at the termination of the lease, we are to return the premises in their original condition.


Office Space

     The Company's executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement with Fr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable in shares of company stock, including utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.


Item 13  -  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     The following exhibits are incorporated into this Form 10-KSB Annual
Report:


     Exhibit No.           Description

             3.1           Articles of Incorporation*
             3.2           Bylaws*
             3.3           Articles of Domestication*
     ---------------------
     *previously filed with the Company's Form 10-KSB for the year ended October
      31, 2001, filed on EDGAR February 4, 2002 and incorporated herein by reference.

Reports on Form 8-K

     Form 8-K filed on EDGAR October 29, 2002.


Item 14  -  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the management of the Company, including the chief executive officer and chief financial officer, the Company has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the chief executive officer and chief financial officer within the last 90 days. Based on such evaluations, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the chief executive officer and chief financial officer.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FRANKLIN LAKE RESOURCES, INC.


Dated:  January 30, 2002                   /s/ Father Gregory Ofiesh
                                           ---------------------------------
                                           President, Chief Executive Officer,
                                           Chief Financial Officer, and Director



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Kamal Alawas                                      January 30, 2003
---------------------
Director


/s/ Peter Boyle                                       January 30, 2003
---------------------
Secretary


/s/ Robert Chatwin                                    January 30, 2003
---------------------
Director


/s/ Stan Combs                                        January 30, 2003
---------------------
Director


/s/ Paul Kaser                                        January 30, 2003
---------------------
Director

                                 CERTIFICATIONS

I, Gregory Ofiesh, certify that:

1. I have reviewed this annual report on Form 10-KSB of Franklin Lake Resources Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 30, 2003

/s/ Father Gregory Ofiesh
---------------------------
President and CEO

I, Gregory Ofiesh, certify that:

1. I have reviewed this annual report on Form 10-KSB of Franklin Lake Resources Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 30, 2003

/s/ Father Gregory Ofiesh
---------------------------
Chief Financial Officer