Form 10QSB
period 2003-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-04-03
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2003

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


           172 Starlite Street, South San Francisco, California 94080
         --------------------------------------------------------------
                    (Address of principal executive offices)


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

         As of January 31, 2003, the issuer had outstanding 9,212,630 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of January 31, 2003, commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
             At January 31, 2003, and October 31, 2002 (Unaudited)

            Assets                                     1/31/03        10/31/02
                                                    -------------  -------------
Current Assets:
Cash                                                $    272,938   $      8,858
Prepaids and other                                           366            366
                                                    -------------  -------------
Total Current Assets                                     273,304          9,224
                                                    -------------  -------------
Fixed Assets:
Office furniture and equipment                            30,101         30,101
Plant equipment                                          419,469        417,791
Accumulated depreciation                                (289,136)      (279,379)
                                                    -------------  -------------
Total Fixed Assets                                       160,434        168,513
Other Assets:
Reclamation bond                                          19,867         19,867
Patent & intellectual property, less amortization      1,104,168      1,123,690
                                                    -------------  -------------
Total Other Assets                                     1,124,035      1,143,557
                                                    -------------  -------------
Total Assets                                        $  1,557,773   $  1,321,294
                                                    =============  =============

            Liabilities & Shareholders' Equity

Current Liabilities:
Bank overdraft                                      $          0   $      8,985
Accounts payable and accrued liabilities                  59,999         57,597
                                                    -------------  -------------
Total Current Liabilities                                 59,999         66,582
                                                    -------------  -------------
Long-term Liabilities:
Advances by director and officer payable in stock         27,017          9,017
                                                    -------------  -------------
Total Long-term Liabilities                               27,017          9,017
                                                    -------------  -------------
Total Liabilities                                         87,016         75,599
                                                    -------------  -------------
Shareholders' Equity (Deficiency)
Common Stock                                               9,213          8,155
Additional paid in capital                            31,056,919     30,707,977
Deficit accumulated during the exploration stage     (29,595,375)   (29,470,437)
                                                    -------------  -------------
Total Shareholders' Equity                             1,470,757      1,245,695
                                                    -------------  -------------
Total Liabilities & Shareholders' Equity            $  1,557,773   $  1,321,294
                                                    =============  =============

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
          For the Quarter Ending January 31, 2003 and 2002 (Unaudited)


                                               ---For the quarter ending---
                                                  1/31/03        1/31/02
                                               -------------  -------------
Operating Income
Sales to refinery                              $          -   $          -
                                               -------------  -------------
Total Income                                              -              -
                                               -------------  -------------
Operating Expenses
Mineral development costs                            41,702         32,927
Depreciation and amortization                        29,137          2,914
General and administrative                           54,097         54,968
                                               -------------  -------------
Total Operating Expenses                            124,936         90,809
                                               -------------  -------------
Net loss                                       $   (124,936)  $    (90,809)
                                               -------------  -------------
Shares outstanding at end of period               9,212,630      4,249,333
                                               -------------  -------------
Loss per share                                 $      (0.01)  $      (0.02)

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
          For the Quarter Ending January 31, 2003 and 2002 (Unaudited)


                                                       ---For the quarter ending---
Operating Activities:                                      1/31/03       1/31/02
                                                       -------------  -------------
Net loss                                               $   (124,936)  $    (90,809)
Adjustments to restate net loss
  to net cash used in operating activities
Depreciation & Amortization                                  29,137          2,914
(Increase) decrease in prepaids                                -             4,084
Increase (decrease) in accounts payable                       2,402         (9,772)
                                                       -------------  -------------
Net cash used in operating activities                       (93,397)       (93,583)
                                                       -------------  -------------
Investing Activities:
Acquisition of plant & equipment                             (1,678)       (36,418)
                                                       -------------  -------------
Net cash provided by (used in) investing activities              -         (36,418)
                                                       -------------  -------------
Financing Activities:
Increase in amount due director                              18,000         73,244
Issuance of common stock for cash                           350,000        150,000
Repayment of loan payable                                      -          (100,000)
                                                       -------------  -------------
Net cash provided by (used in) financing activities         368,000        123,000
                                                       -------------  -------------
Net increase (decrease) in cash                             273,064         (6,757)
Cash at the beginning of the period                            -127          7,888
                                                       -------------  -------------
Cash at the end of the period                          $    272,937   $      1,131
                                                       =============  =============

                         FRANKLIN LAKE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                January 31, 2003

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations and assets had always been in the United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites if and where they may be found, and developing processes for extracting them from the earth. The Company's principal mining property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the mining assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, processed ore, and two patents and related intellectual property. It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment and ore acquired from Xenolix and re-assembled it as a new pilot plat at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake (this move was in process at year-end but has been completed since then).

The Company is a development stage company as defined in Financial Accounting Standard No. 7 (Accounting and Reporting by Development Stage Companies). Because the Company's proposed business is to engage in "significant mining operations," Securities Act Industry Guide No. 7 applies. Under Industry Guide 7, the Company is deemed to be an "exploration stage" company, and will be considered a "development stage" company only after it has conducted sufficient exploration activities to establish the existence of commercially mineable ore deposits (reserves) on its properties.

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

2. SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal quarters ended January 31, 2002 and 2003.

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

(c)      Foreign Exchange Gains or Losses

The Company had no significant foreign currency gains or losses during the periods. The Company conducted substantially all of its operations in US dollars for both fiscal years. Various minor expenses incurred in Canada were translated into US dollars based upon the average Canadian exchange rate. The Company had no significant monetary assets or liabilities denominated in foreign currencies at either January 31, 2002 or 2003. Exchange gains and losses are recorded in operations in the period they occur.

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

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date. The Company believes that its cash deposits could be totally refunded without significant additional expenditures.

Mining equipment has been depreciated over a 7-year life on the straight-line basis. The Company acquired approximately $110,000 in mining equipment from Xenolix in its asset acquisition. This equipment is being integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada. The Company recorded the value of the equipment based upon its net book value to Xenolix. The Company's operating personnel and independent consultants believe that the fair market value of the equipment is approximately equal to the net book value of the equipment. No formal appraisals were conducted.

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

The patents and other intellectual property were valued and capitalized at $1,162,792, being the value of Company shares given to Xenolix, less the value of the ore and equipment included in the acquisition. (The Company has determined that it is not practical to attempt to assign any separate value to improvements that may be made or to the trade secrets.) The Company is amortizing the patents over 15 years. The recoverability of this investment will be dependent upon the ability of the Company to either license this technology to third parties, or utilize it in the recovery of precious metals from its own mineral properties. In the event the Company is unable to either license or utilize the technology, it will be required to expense the asset at the time this determination is made. Financial Accounting Standard No. 121 (Impairment of Long-Term Assets), governs the capitalization and expensing of long-term assets. Financial Accounting Standard No. 142 identifies patents as intangible assets subject to amortization. The Company does not currently have an estimate of future cash flows applicable to the patents. The Company's ability to realize its investment in the patents and technology will be predicated upon its ability to raise sufficient capital to develop the processes covered by the patents or to sell or license its rights to third parties.

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

(j)      Fair Value of Financial Instruments

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, loan receivable, accounts payable and accrued liabilities, amount due to a director and loan payable. Fair values were assumed to approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

3. VALUATION OF SHARES ISSUED

The Company is thinly capitalized; the volume of buying and selling its shares is low and the price of its shares is highly volatile. The prices of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by negotiations between the parties involved. Finding investors willing to purchase shares for cash has been difficult. Although one outside party has invested a total of $200,000 in several transactions during the past two years, most of the sales of shares during this period have been to directors of the Company. The Company believes that the prices and values received in each of such transactions were fair at the respective times they were entered into. The factors the Company considers in such determinations include: the fact that the shares will be restricted from resale for at least one year, the number of persons willing to invest, the speculative and risky nature of the investment, the fact that additional investments will be needed before the Company is able to begin production, the Company's history of unsuccessful operations, its failure to achieve production since its inception, prices of recent sales of its shares in the market, and such other issues as it may deem relevant.

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

                                                     ----Quarter Ending-----
                                                      1/31/2003    1/31/2002
                                                     ----------   ----------

  Management fees at $4,000 per month                 $ 12,000    $  12,000
  Corporate office rent, supplies, and
    overhead at $2,000 per month                         6,000        6,000
                                                     ----------  -----------
  Totals during the periods                           $ 18,000      $18,000
                                                     ==========  ===========
  Balances owed to him at the end of each period      $ 27,017    $ 275,453
                                                     ==========  ===========

                                                     ----------  -----------
  Legal fees paid to officer                          $  8,000    $  12,200
                                                     ==========  ===========

5. STOCK OPTIONS & WARRANTS

The Company granted stock options to its directors. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Summary of Stock Options Outstanding:
                                                                   Average
                                                Number of          Exercise
                                                 Shares             Price
                                             ---------------- ------------------
      Balances outstanding; October 31, 2001        49,500           1.50
                                      Issued       125,000           0.37
                                     Expired       (12,500)          0.85
                                             ----------------
      Balances outstanding; October 31, 2002       162,000           0.39
                                             ================

                                                 Number
                                              Outstanding &        Average              Exercise
                                                Issuable       Contractual Life           Price
                                             ---------------- ------------------ -----------------------
Exercise Prices:
            $.85 expired on November 27,2002        15,000            0.10              $ 0.65
                       $.65 on March 24,2003        22,000            0.50              $ 0.65
                     $.37 on October 22,2005       125,000            3.00              $ 0.37

                                             ---------------- ------------------ -----------------------
                         Totals and averages       162,000            2.40              $ 0.39
                                             ================ ================== =======================


                                                Number of
                                             Shares Subject        Exercise            Expiration
                                             to Stock Options       Price                 Date
                                             ---------------- ------------------ -----------------------
                      Five current directors      125,000             0.37           October 22, 2005
                                    Director       10,000             0.85           November 27, 2002
                             Former Director        5,000             0.85           November 27, 2002
                             Former Director       15,000             0.65             March 24, 2003
                             Former Director        7,000             0.65             March 24, 2003
                                             ----------------
                                                  162,000
                                             ================

Summary of Warrants Outstanding:
                                              Outstanding &        Average              Average
Exercise Price:                                 Issuable       Contractual Life      Excerise Price
                                             ---------------- ------------------ -----------------------
                   $0.25                          400,000         3 months              $ 0.25
                    0.25                        2,400,000         6 months                0.25
                    1.00                          100,000         6 months                1.00
                    1.08                        1,201,657           (2)                   1.08
                    1.08                        1,201,657          1 year                 1.08
                                             ----------------
                                                5,303,314
                                             ================

                                                Number of
                                             Shares Subject        Exercise            Expiration
                                             to Stock Options       Price                 Date
                                             ---------------- ------------------ -----------------------
             Pursuant to contract w/ Xenolix    1,201,657             1.08           April, 2003 (1)
                                    Investor      400,000             0.25           January 31, 2003
             Pursuant to contract w/ Xenolix    1,201,657             1.08            April 9, 2003(2)
Prior mineral claims- Lounsbury & associates      100,000             1.00            April 30, 2003
                                   Directors    2,400,000             0.25            April 30, 2003
                                             ----------------
                                                5,303,314
                                             ================

(1) Originally scheduled to expire on October 9, 2002, but agreed to be extended to allow a reasonable time for exercise after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.

(2) Originally scheduled to expire on April 9, 2003, but agreed to be extended to allow a reasonable time for exercise after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.

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

In addition to the issuance of the shares above, the Company also issued a 6-month warrant to purchase an additional 1,201,657 shares and a 12- month warrant to purchase another 1,201,657 shares, both exercisable at $1.08 per share, the fair market value of the Company's stock at the execution of the agreement. The 6-month warrant was scheduled to expire on October 9, 2002, and the 12-month warrant was scheduled to expire on April 9, 2003, but the Company has agreed that it will extend these warrants for a reasonable period of time after the shares given outright to Xenolix are registered with the Securities and Exchange Commission. The asset purchase price has been allocated as follows:

   Inventories of ores
      and concentrates                $    25,000

   Mining equipment                       110,000

   Patents and other
      intellectual property             1,162,792

                                      ------------
     Total Assets Acquired            $ 1,297,790
                                      ============

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

                                                 2002          2001
                                            ------------- -------------

   Net operating losses expiring 2009-2022   $ 6,150,000   $ 5,650,000

   Statutory tax rate:
        $22,250 + 39% in excess of $100,000

   Effective tax rate:                                 -             -

   Deferred tax assets:                        2,380,000     2,226,000

   Less valuation allowance:                  (2,380,000)   (2,226,000)

                                            ------------- -------------
                    Net Deferred Tax Assets  $         -   $         -
                                            ============= =============

 8. RESCISSION

In connection with the Company's redomiciliation from Canada to the U.S., the Company exchanged shares in a newly-formed Nevada corporation for the Company's shares. At the special meeting at which the shareholders approved the redomiciliation, the Company offered dissenters' rights to every shareholder, but did not register the Nevada shares with the U.S. Securities and Exchange Commission. The Company has now elected to register the shares under the Securities Act of 1933, as amended, and offer rescission rights to shareholders who held the Company's stock on October 15, 2002 and who continue to own the shares.

The Company cannot predict the number of shareholders who will accept the rescission offer, or the consequent impact on the Company's finances. If a substantial number of shares were to be tendered, the resulting outflow of cash would have a significant adverse impact on the Company's liquidity and financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. This discussion should be read in conjunction with the company's financial statements and notes.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements." All statements, other than statements of historical fact, made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the future purchase of equipment, hiring additional personnel, potential contracts with third parties, future cash requirements, and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

The Company has its executive and administrative offices at 172 Starlite Street, South San Francisco, CA 94080. Its laboratory, testing equipment, and pilot plant are located at Amargosa, Nye County, Nevada. Its principal business is searching for and attempting to extract precious metals from the earth.

The Company's fiscal year ends on October 31.

RESULTS OF OPERATIONS

During the first quarter of fiscal 2003, ended January 31, 2003, the Company continued its exploring and testing activities. Total expenses were $124,937 as opposed to $90,809 in the same quarter in the prior year. The principal elements of the differences were increases in depreciation and amortization and mineral exploration costs.

PLAN OF OPERATION

Since Father Gregory Ofiesh was elected president in March 2000, management has attempted to focus on two matters: bringing the company's finances under control and producing and selling precious metals.

As to the finances, the Company had approximately $300,000 in debts, all of which were paid, negotiated, and/or canceled in exchange for shares of stock. Since then, the Company has paid liabilities promptly. Although the company still has only minimal revenue, it has managed to keep operating debt-free because of several private offerings of securities and frequent cash advances by the Company's president. If it cannot continue to raise funds, it may not be able to remain in business.

As to producing and selling precious metals, the Company recognized that the prior management had spent millions of dollars in assays and other tests, but had not sold any precious metals. It was decided to attempt to produce precious metals profitably by any means possible. The only tests would be done by the Company's in-house staff. They would, as expeditiously as possible, seek to identify ores containing precious metals and attempt to extract them. No public announcement would be made of the Company's progress until sales of the materials had been made in amounts and with a consistency that would justify a belief by management that the Company would be able to reach its objective and operate profitably.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

None

Item 2.            CHANGES IN SECURITIES

During the period, the following shares of common stock were issued:

 Date           Consideration          Shares        Price          Total
---------------------------------------------------------------------------
11/1/2002       Cash                   857,140       $0.35        $300,000
1/13/2003       Cash                   200,000        0.25          50,000

The shares were sold to a corporation and an individual without registration in reliance on the exemption authority provided in Section 4(2) of the Securities Act of 1933, as amended. The certificates bear a legend indicating that the shares are restricted securities. No underwriting fees or commissions were paid in connection with the sales.


Item 3.            DEFAULTS ON SENIOR SECURITIES

None.


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during this period.


Item 5.            OTHER INFORMATION

None


Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(1)      Exhibits filed with this report

None.

(2)      Reports on Form 8-K

                1.  February 7, 2003
                2.  March 6, 2003

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN LAKE RESOURCES, INC.


Dated:  April 3, 2003                     /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Director

                                 CERTIFICATIONS

I, Gregory Ofiesh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklin Lake Resources Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 3, 2003

/s/ Gregory Ofiesh
--------------------------
Chief Executive Officer

I, Gregory Ofiesh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Franklin Lake Resources Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 3, 2003

/s/ Gregory Ofiesh
--------------------------
Chief Financial Officer