Form 10KSB/A
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-07-02
CIK 879519

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-21812

                          FRANKLIN LAKE RESOURCES INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  NEVADA                                  52-2352724
  ---------------------------------------        -----------------------------
        (State or jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 172 STARLITE STREET, SOUTH SAN FRANCISCO, CALIFORNIA 94080     (650) 588-0425
 -----------------------------------------------------------------------------
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

                Common Stock, par value $.001 per share

                                     -i-

[X]  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

[X]  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:   $26,112.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2003:

         $3,424,800

Number of outstanding shares of the registrant's $.001 par value common stock, as of June 15, 2003:

         9,012,633

                                      -ii-

ITEM 1  -  DESCRIPTION OF BUSINESS

BACKGROUND - REDOMICILIATION

     Franklin Lake Resources Inc. ("FKLR," "Franklin Lake," "we" or "us"), an
exploration stage company with no proven reserves or mining operations, was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia
under the Canada Business Corporations Act on May 23, 1986, with our principal place of business in Vancouver. Although we had some business in Canada and at least one other country, our principal exploration operations have always been in the United States. Further, from approximately 1996 or perhaps earlier we believed that the large majority of our shareholders had been residents of the
U.S. In the year 2000, iwe moved our executive and administrative offices to
South San Francisco, California, effectively ending our business connections in
Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and
Articles of Domestication were filed with the Secretary of State of Nevada and
Naxos was "continued" as a Nevada corporation under the name Franklin Lake
Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly-owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a
Certificate of Discontinuance, which we understood at the time would formally end the Company's legal ties to Canada. We later learned, however, that we remained a reporting issuer in British Columbia and Alberta, and so the we applied for, and on March 13, 2003 received, an order from both provinces ceasing our reporting status. On January 9, 2002, the name change (to Franklin
Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

REDOMICILIATION; RESCISSION; DISSENTERS' RIGHTS

     Prior to our redomiciliation to the U.S. we were a Canadian corporation, so that in matters concerning shareholder rights and actions we followed Canadian law. Accordingly, at the special meeting of shareholders called to vote on our proposed redomiciliation to Nevada, we offered shareholders "dissenters'
rights," meaning the right of a shareholder who disapproves of the proposal to demand that we buy his or her shares at their fair value. The offer of dissenters' rights was contained in the Information Circular ("Circular,"
similar to a "proxy statement" under U.S. laws) distributed to shareholders prior to a special meeting of shareholders convened on October 15, 2001. It stated, in relevant part:

          "Any shareholder of the Corporation who dissents from the resolution
          [i.e., the resolution adopting the redomiciliation proposal]... will be entitled.... to be paid by the Corporation the fair value of the shares held by such Dissenting Shareholder determined as of the close of business on the day before the Special Resolution [approving the redomiciliation] is adopted. A shareholder who wishes to dissent must send to the Corporation... no later than the termination of the
          Special Meeting... written objection to the Special Resolution (a
          "Dissent Notice")"

None of our shareholders exercised their dissenters' right.

In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, to ensure compliance and to forestall any civil liability that could arise out of the transaction in the future, we intend to file a registration statement with respect to the Nevada shares and to make an offer of rescission to certan persons who were beneficial owners of our shares on January
3, 2001.

     We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting cash outflow could have a material adverse effect on our liquidity and financial position.

EXPLORATION STAGE COMPANY

     We are a company in the "exploration stage", as the term is defined in the the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to
be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the productions stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to develop a commercially viable process to extract the precious metals.

     As an exploration stage company, we are not in a position to fund our cash requirements through our current operations. Recently, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that in general, junior resources companies such as Franklin Lake have a difficult time raising capital, particularly so in the current economic environment. If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.

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

     Between November 1, 2002 and April 30, 2003 we received $375,000 in cash from two accredited investors in a private placement of our common stock at
$0.35 per share. We also received a commitment from our President, Father
Ofiesh, to provide an additional $125,000 to the Company in cash, rentals, expenses and management services in exchange for stock valued at $0.35 per share
The funds will be applied to working capital.

SAMPLING STRATEGY

     In the past, we received various conflicting assays with respect to what minerals, if any, exist at our Franklin Lake site and whether they exist in a quantity and in a form that would warrant development. Differences in expert opinions often exist as to what methods of analysis to use, whether deposits are homogeneous throughout a specified area and what metals, if any, are present, and, if present, of what grade, form and quantity. Such testing is expensive. In
March 2000, new management was elected and made a review of this subject a priority.

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

     The difficulty in obtaining consistent assay results, we believe, arises from the unique nature of the mineralized material. Fire assay, spectrophotometric and similar laboratory tests done on small quantities of the
Franklin Lake material disclose the presence of gold, silver and platinum group metals; however, the material does not respond well to commonly used techniques for concentrating the values from larger samples (e.g., gravity separation, flotation, chemical leaching, amalgamation, etc.) We are attempting to develop a hybrid process using mechanical pre-treatment and concentration of the material followed by electrochemical leaching that will enable us to sample larger batches. If we are successful in developing the process, we intend to move to bulk sampling of several tons of material a day, which we think will give us more consistent results. Until we do so, however, we still cannot predict whether those results will demonstrate that economic concentrations of precious metals exist in the Franklin Lake material.

SALES FROM TEST SAMPLES

     In 2002, for the first time in the Company's history, we produced concentrate from which a refiner recovered precious metals and purchased the metals from us. Thus, we believe that there are precious metals at Franklin Lake and that we have a process by which we can recover them. Our results, however, have been inconsistent. We are currently working on improving our process and scaling up our operations for larger batch sampling. At the same time, we are pursuing a process by which we may extract precious metals from bottom ash, the heavier part of the residue from the burning of coal, principally by electric utility companies. In small-scale trials, we treated bottom ash using a process and material which we purchased from Xenolix Technologies (see following paragraph). The process involved an ion exchange resin that was charged with standard elements in HCl form that is absorbed by the resin to create a precipitate. A refiner was able to recover precious metals from the treated material and purchased them from us. (See detail in Note 6 to the Financial
Statements, Asset Acquisition Agreement with Xenolix.) There is, however, no assurance that we will be able to scale up either process to a production level or, even if we can, that we will be able to do so profitably. If not, the company will be required to raise additional capital for further exploration and bulk sampling. If we are not able to raise the needed capital, we may not be able to continue in business.

     During the year, the Company sold precious metals on three occasions. In each case, the Company shipped processed material to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

    Date            Metal      Ounces      Price          Amount     Refiner Fees    Proceeds
    ------------ ------------ --------- -------------  ------------ -------------- ------------

    2/14/02(1)       Au          6.467        299.00      1,933.63
                     Ag          2.291          4.51         10.33
                     Pt          6.659        480.00      3,196.32
                                                       ------------
                                                          5,140.28       1,040.31     4,099.97

    5/18/02(2)       Pd         14.821        378.00      5,602.34         716.78     4,885.56

    9/18/02(2)       Au         23.986        318.80      7,646.74
                     Pt         13.829        553.00      7,647.44
                     Pd         12.086        336.00      4,060.90
                                                       ------------
                                                         19,355.08       2,228.89    17,126.19
                                                       ============ ============== ============
                                        Totals           30,097.70       3,985,98    26,111.72

PURCHASE OF EQUIPMENT AND PROCESSES FROM XENOLIX

         On April 9, 2002, we also purchased certain assets from Xenolix
Technologies, Inc., an Arizona-based mining and technology company that had recently suspended operations. We purchased several items of equipment used in ore handling and processing, with a depreciated book value of $110,000, and ore concentrates and precious metals having a value of approximately $25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we believe will be applicable to the mineralized material on our properties. (Such processes also seem to apply to bottom ash, a residue from burning coal. Since the acquisition, we have delivered a small amount of processed bottom ash to a refiner. It was able to recover precious metals from the material and it purchased those metals from us.) As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock to Xenolix Technologies, and agreed to register the shares under the Securities Act of 1933 as soon as practicable. Those shares are included in the registration statement we filed in connection with a proposed rights offering. As additional consideration, we issued two warrants, each to purchase an additional 1,201,657 shares of our common stock at a price of $1.08 per share. The two warrants were scheduled to expire six months and twelve months, respectively, following the execution of the asset purchase agreement, but we have agreed to an extension of time until a reasonable period of time after the registration of the shares already issued to Xenolix with the SEC become effective to exercise the six-month warrant. We have not agreed to register the warrants, or the shares underlying the warrants, under the
Securities Act.

INVOLVEMENT OF OUR FORMER CONSULTANT IN A STATE ENFORCEMENT ACTION

     The inventor of the patents acquired from Xenolix (Patent No. 6,131,835, issued Oct 17, 2000 and expiring December 15, 2017, and Patent No. 6,131,836, issued October 17, 2000 and expiring January 29, 2019) is Alvin C. Johnson, Jr.,
Ph.D. Dr. Johnson assigned his patents (then applied for, but since issued) to
Johnson-Lett Technologies, Inc., which, shortly thereafter, assigned them to MG
Natural Resources Corporation, a predecessor of Xenolix. Since the acquisition, we have occasionally used Dr. Johnson as a consultant to assist us in our exploration and material processing activities on a limited basis. To date, Dr.
Johnson has been unable to demonstrate positive results with his processes.

     As a result of an administrative investigation by the Arizona Corporation
Commission ("ACC") into certain private placements of Xenolix securities,
Xenolix and Dr. Johnson, personally, consented to the issuance of a Cease and
Desist Order (the "Order") by the AcC. The ACC found, among other things, that between December 1, 1998, and February 20, 2001, Xenolix and Dr. Johnson, in
disclosures to shareholders and in press releases, made inaccurate and incomplete statements as to the progress of mining and recovery activities of
Xenolix and the effectiveness of certain mineral recovery processes developed by
Dr. Johnson. Xenolix and Dr. Johnson agreed not to violate Arizona's securities disclosure laws, and not to engage in certain securities-related activities in
Arizona. In addition, Xenolix was ordered to pay restitution to investors in the amount of $1,708,000, and make an offer of rescission to those same investors.
The restitution amount would be reduced by the amount paid to investors in the rescission offer. In addition, Xenolix and Johnson were each ordered to pay to the State of Arizona an administrative penalty of $10,000 and $5,000 respectively, which would be reduced to $5,000 and $2,500 upon successful completion of the rescission offer.. The Order and Consent were entered before the Arizona Corporation Commission on December 4, 2001

     Another provision of the Order requires Xenolix, Johnson, and all affiliated persons and entities to include the following disclosures "on all documents disseminated to the public, placed on the company web site or in any other manner is made public until such time as the disclosure is no longer accurate.

               There is no assurance that the company's [i.e., Xenolix']
          proprietary technology nor the patents it holds will be commercially successful, nor any assurance that if they are, that the company will be able to exploit them. The Arizona Corporation Commission,
          Securities Division, based upon experts from Arizona State agencies, the U.S. Bureau of Land Management and other Federal agencies, disputes the company's proprietary technologies, and its purported assaying technology. The Corporation Commission, Securities Division, using the same experts, also disputes the presence, in Arizona, of deposits of economic grade primary platinum group metals."

     Although we knew of the ACC enforcement action against Xenolix and Johnson, we were assured by both Xenolix and Dr. Johnson, and we believed at the time, that the metal recovery processes covered by the two patents were fundamentally different processes from the one examined and discredited by ACC. We did not, however, engage independent experts to examine the patents or relevant processes. Instead, a provision of our asset purchase agreement with them required Johnson to demonstrate, to our satisfaction, the efficacy of the patented or other processes in recovering precious metals from the mineralized sands on our Franklin Lake property. That demonstration was to have occurred by
October 9, 2002, but was postponed once by mutual agreement. Although Johnson has worked for us on occasion, assisting us with certain laboratory activities, he has not demonstrated the operation of the processes subject to the two patents or any other processes successfully. We have requested legal counsel to advise us whether we have the right to cancel the warrants and the shares we issued to Xenolix should Johnson be unable to successfully demonstrate his processes using Franklin Lake material. However, doing so may involve us in litigation with Xenolix and Johnson, the cost or outcome of which we cannot now predict. Moreover, as intangible assets the patents and related processes are subject to our quarterly impairment review. Should our review determine that the carrying value on our balance sheet of the assets exceeds the expected future cash flow value of the assets, we will have to take an impairment charge, that is an increase in operating loss and decrease in shareholders' equity, possible for the full $1,162,792 carrying value of the intellectual assets.

STAFFING

     As of June 1, 2003, besides its two executive officers the Company employed three full-time pe and one part time, all in the United States. We believe that our relationship with our employees is good.

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

     In early 2000, under new management, the company decided to discontinue drilling because of the expense and the inconsistency of the results of prior drilling tests. We determined that it would be more cost effective to work on the silica on the surface of the ground and to attempt to improve the process the company was using, an ion exchange procedure that was a precursor to the process we are currently attempting to develop .

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

     Our exploration activities and, if warranted, development and mining operations, are subject to extensive laws and regulation governing prospecting, development, exports, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. In the context of environmental permits, including the approval of reclamation plans, we must comply with standards, existing laws and regulations, which may entail greater or lesser costs and delays depending on the nature of the activities to be permitted and how the regulations are implemented by the permitting authority.
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

     We do not believe we qualify as a solid waste generator under the Resource
Conservation and Recovery Act ("RCRA" -- formerly the Hazardous Waste Disposal
Act), due to the small quantities of corrosive materials we handle. However, should we begin mining operations as some point, we may incur material costs in disposing of generated waste under that Act.

     The state of Nevada imposes a number of regulations on mining companies, and other producers of hazardous waste and environmental pollutants. We are advised by our environmental management consultants that our current level of operations does not invoke any state compliance issues beyond the need to submit plans of our test facility for State review. We do not expect to incur a material expense in complying with state requirements, unless or until we advance to the development or production stages.

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

     Environmental and other laws and regulations change periodically. We cannot determine the impact of future changes in such laws and regulations on our operations or future financial position. We believe the Company is currently in substantial compliance with all applicable environmental laws and regulations.
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

     At this time, we have no place of business in Canada and own no property in
Canada. Because of such facts and because of the issuance of the Certificate of
Discontinuance, we are no longer a Canadian company. We may, however, if we have a certain minimum number of shareholders in any Canadian province, be required to file annual or other informational reports with the appropriate government agency. On March 13, 2003, our Application for Cessation of Status as a

Reporting Issuer was approved in the provinces of British Columbia and Alberta, and we are no longer required to file reports with Canada or any Canadian
Province.

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

RISK FACTORS

     Investing in our common stock is very risky. You should consider the following specific risks before making an investment in our securities.

EXPLORATION FOR ECONOMIC DEPOSITS OF MINERALS IS SPECULATIVE.

     The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit the ore body by either commencing mining operations, selling or leasing the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage. We expect to expend considerable funds before we are able to determine whether there is a commercially mineable ore body on our property. Should we fail to find adequate valuable minerals before our funds are exhausted, and if we cannot raise additional capital, we will have to discontinue operations, which could make our stock valueless.

EVEN IF WE ARE ABLE TO LOCATE VALUABLE ORE SITES, WE MAY NOT BE ABLE TO EXTRACT
THE MINERALS PROFITABLY.

     In particular, the silica or "desert dirt" from which we are attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to develop economic extraction processes. The Company is working to develop such a process , but we do not yet have sufficient experience with it to make a reasonable prediction of our success. Without an economic extraction process, we will not be able to produce sufficient revenues to sustain operations, or demonstrate the existence of mineable reserves, and we will likely fail.

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE VERY LIMITED EXPERIENCE IN THE
BUSINESS OF MINERAL EXPLORATION.

     Our Directors and Executive Officers lack significant experience or technical training in exploring for precious mineral deposits and developing mines. Accordingly, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

WE SELF-INSURE AGAINST TYPICAL BUSINESS RISKS.

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

WE MAY BE LIABLE FOR MATERIAL ARREARAGES AND PENALTIES IN OUR WORKMAN
COMPENSATION COVERAGE

     Although the Company is required to have workers compensation insurance, it has been operating without it. We are in the process of applying for such insurance and expect to have coverage soon. We do not believe that we have incurred any liabilities because of claims that may be filed for injuries that occurred before it becomes effective, but the total amount of back premiums, administrative fees, and penalties imposed could be material.

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

     We have incurred net losses since our inception, with accumulated losses of approximately $29,470,437 as of October 31, 2002, and expect to continue to incur losses for the foreseeable future. We have had no meaningful income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the development of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT AMOUNT OF STOCK OF
FRANKLIN LAKE AND EXERT CONSIDERABLE INFLUENCE OVER US

     As of June 15, 2003, our directors and executive officers beneficially owned approximately 53.8% of voting power represented by our outstanding common stock, and upon the exercise of all outstanding warrants and options would own about 54.1%. Our President and CEO, Fr. Ofiesh, owns 48.6% of our common stock.
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

     1.   low daily trading volume,

     2.   generally large spreads between quoted bid and offer prices,

     3.   uncertainty of the company's future,

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

WE HAVE NO MINING OPERATIONS, AND DO NOT KNOW IF WE WILL EVER REACH THE
DEVELOPMENT STAGE

     We currently have no revenues from operations, no mining operations, and no proven reserves. We may never reach the development stage, and if we do investors in our shares will face additional risks, hazards and uncertainties, including gold bullion losses, environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological formations or other geological or grade problems, unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, other unfavorable operating conditions and other acts of God. Such risks could result in damage to or destruction of mineral properties or costs that make further activities prohibitively expensive.

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This annual report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors,"
"Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements:

     o    statements before, after or including the words "may," "will,"
          "could," "should," "believe," "expect," "future," "potential,"
          "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

     We may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this annual report. In particular, as an exploration stage company our future is highly uncertain.

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

Franklin Lake Site

     Franklin Lake is a dry lake in Inyo County, California. The lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration and testing efforts. In its annual report for
Fiscal Year Ended October 31, 2000, we reported a lease to 408 mineral claims.
During Fiscal Year Ended October 31, 2001, we, in association with seven other persons, restaked the area covered by the 408 claims as 58 placer association claims. This was possible because, whereas the former claims were limited to 20 acres each, the placer association claims may cover up to 160 acres each, considerably reducing the Company's claims costs. The current claims cover approximately 8,000 acres. The claims are filed with the Bureau of Land
Management ("BLM") and recorded in the office of the County Recorder of Inyo
County. We are required to pay a maintenance fee of $100 per claim to the BLM, on or before September 1 of each year.

     The Franklin Lake property lies in the Amargosa Valley in the eastern portion of the Death Valley Quadrangle, near the border with Nevada. Access is from State Highway 127 via approximated three miles of unpaved road, and we believe the road to be adequate for the foreseeable future. The playa consists of alternating layers of sand, gravels and clays deposited by run-off from the highly mineralized Bare and Yucca Mountains and the Western California Furnace
Creek Mountains, trapped by the natural damming effect of Eagle Mountain in the southeast.

     Currently, the property is dry, generally flat, and in its natural state.
There has been no significant activity on the property other than drilling and surface sampling. Power, when needed, is supplied by portable generators. There is no equipment or infrastructure on the property.

     Bureau of Land Management geologists have suggested in various reports that the probable source of enrichment for the playa material was erosion of gold-
and silver-mineralized quartz veins in the mountains bordering the upper
Amargosa Valley. Numerous mineral deposits were known as long as century ago to exist in these mountains, including gold, silver, platinum, lead, copper, zinc, mercury, tungsten, gypsum, marble, borax, sulfur, and other industrial minerals.
Most of the mineral districts have gold and silver deposits in quartz veins in
Tertiary volcanic rocks, some have veins in Paleozoic or Precambrian sedimentary and metamorphic rocks. In several districts, gold is in part disseminated in dolomite beds.

     The gold, silver and platinum group metals in the playa occur as extremely fine particles that are not readily recoverable by commonly used methods, so we will not be able to make a reliable estimate of the concentration of mineral
(i.e., the "value per ton" of the ore) until we have further advanced the development of our recovery process and processed more and larger samples, which we hope to do in the near future. Furthermore, although the United States
Geological Service reports the depth of the playa sediments to be approximately
6,000 feet, our sampling programs to date have drilled only to 40 feet, and at intervals sufficient to suggest, but not to indicate, that the mineralization may continue through larger areas of the playa.

     Our Franklin Lake property is without known reserves, and all of our activities to date have been and continue to be exploratory in nature.

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

South San Francisco Office

     The Company uses space in a building owned by ourPresident for its executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1, 2001, the Company began to pay Father Ofiesh rent at the rate of $1,258.00 per month. Effective November 1,
2001, the payment was adjusted to $2,000 per month. The board of directors, by unanimous vote with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, determined that the amount was reasonable, and that the arrangement was beneficial to shareholders in that Fr. Ofiesh's willingness to accept stock in payment of rent would preserve company funds needed for exploration expenses, versus renting comparable space with support services elsewhere for cash. The three directors voting were independent directors.

ITEM 3  -  LEGAL PROCEEDINGS

     On January 21, 1998, the Company had agreed to loan Jimmy John, then director, chairman of the board, and president of the Company, but now neither a director nor an officer, CDN$733,107 (US$467,780) to exercise existing warrants held by him for shares in the Company. The transaction did not involve any cash, but an issuance of shares in exchange for a note. The loan is now due but unpaid and the Company has filed suit against Mr. John for payment of the amount due.
Mr. John has filed a defense and counterclaim denying any and all liability to the Company and demanding CDN$19,631 (US$12,527) as reimbursement for legal expenses and an unspecified amount as damages. The suit remains pending, while the Company and its lawyers determine whether the amount of a possible recovery warrants the continued investment in the litigation of its limited resources.
The Company has written off the receivable (as of October 31, 2001), and believes it is unlikely either to obtain a substantial judgment against Mr. John or to be found liable for a substantial amount to him.

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

     The following tables show the high and low bid prices of our common stock for each of the periods indicated:

           PERIOD                                 HIGH           LOW

November 1, 1999 to January 31, 2000              2.20          0.63
February 1, 2000 to April 30, 2000                1.25          0.63
May 1, 2000 to July 31, 2000                      0.63          0.50
August 1, 2000 to October 31, 2000                1.88          0.40

November 1, 2000 to January 31, 2001              0.59          0.30
February 1, 2001 to April 30, 2001                0.48          0.25
May 1, 2001 to July 31, 2001                      2.30          0.30
August 1, 2001 to October 31, 2001                0.80          0.40

November 1, 2001 to January 31, 2002              2.90          0.70
February 1, 2002 to April 15, 2002                1.42          0.60
May 1, 2002 to July 31, 2002                      0.85          0.20
August 1, 2002 to October 31, 2002                1.03          0.25

November 1, 2002 to January 31, 2003              0.60          0.23
February 1, 2003 to April 30, 2003                0.89          0.30

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

----------------------- ------------------------ --------------- ------------ ---------------
        Date                     Class                Amount      Price(US$)  # of Purchasers
----------------------- ------------------------ --------------- ------------ ---------------
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
----------------------- ------------------------ --------------- ------------ ---------------
(1)  Exercise of options during the fiscal year ended October 31, 1999
(2)  Issued in exchange for cancellation of debt
(3)  Exercise of warrants during the fiscal year ended October 31, 2000
(4)  Exercise of options during the fiscal year ended October 31, 2000
(5)  Exercise of option by former director
(6)  Cancellation of debt for legal and accounting services

(7)  Settlement for services, rents and management fees provided by an officer/director (see Note 4 to Financial Statements for fiscal year ending
     October 31, 2002)

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

     The current ratio described in the preceding paragraph is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at absolute numbers, i.e., actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

     In terms of ourlong-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2002, we had working capital in the amount of $58,630 compared with $33,914 at October 31, 2001, and $61,657 at October 31, 2000.
(Working capital also was materially changed by the private placement funds we received November 1, the day following the end of our fiscal year.)

     During fiscal year 2002, the Company incurred mineral exploration costs of
$296,676, all on our Franklin Lake properties. During fiscal year 2001, we incurred such costs of $162,005, and in 2000 of $247,115. We expect to continue to concentrate our resources on further exploration of the Franklin Lake property, and on further improvements to the process for treating silica and the process for treating bottom ash.

     During the fiscal year ended October 31, 2002, the Company had revenue from operations of $26,112, from sales of precious metals produced by our pilot plant and bottom ash acquired from Xenolix. The Company had no other revenue from operations since its inception.

     The operating loss for fiscal year 2002 was $658,784, compared to an operating loss of $327,532 for the year 2001 and of $456,538 for the year 2000.
In the year 2002, the loss per share was $0.10 compared to a loss of $0.09 in
2001. The weighted average number of shares in the per-share calculations was
6,406,961 in fiscal year 2002, and 3,631,634 in fiscal year 2001. (Numbers of shares are adjusted for a one-for-ten reverse stock split on January 9, 2002.)

     As of October 31, 2002, the Company's cash balance was $8,155, compared to
$7,888 on October 31, 2001 and $5,222 on October 31, 2000.

     To date, largely because we have engaged only in experimentation and testing and not in production, we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

     The Company is a resource company engaged in the exploration and, if warranted, development of mineralized properties in the U.S. We are in the exploration stage and all exploration expenditures are expensed as incurred.

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

SIGNIFICANT TRENDS

     Availability of funds for scaling up exploration activity continues to be a challenge for the Company. Although we continue to believe in the merits of developing a viable recovery process for the Franklin Lake material, we believe that at this point our likelihood of success remains too speculative to consider a public offering of our securities. We expect to continue to rely on occasional private investments, but they may become more difficult to obtain as more time passes without favorable testing results. If we can begin to demonstrate consistent values in our samples, we may be able to interest a larger resource company in investing in further exploration and development with us, or joint venturing the project with us in some way. We therefore think it is crucial to our ability to continue operations that we further improve our recovery process, and intend to focus our activities on that goal.

SUBSEQUENT EVENTS

     Between November 1, 2002 and April 30, 2003, the Company received $300,000 in cash from an investor for the purchase of 857,103 shares of our common stock at $0.35 per share, together with an equal number of detachable warrants to purchase our common stock at $0.50 per share for one year, by Prudent Bear
Funds, Inc., an investment company registered under the Investment Company Act of 1940; $75,000 on the same terms from two accredited investors; and a written commitment by our President, Fr. Ofiesh to provide at least another $125,000 in cash, building rental, office support, and management services in exchange for common-stock-plus-warrant units valued at $0.35 per share.

     The average bid price of our stock on the OTC Bulletin Board at the time of the above transactions was about $0.40. We believe the sales prices of the unregistered shares to be fair, considering the legal restrictions on their resale under federal securities laws.

PLAN OF OPERATION FOR FISCAL YEAR 2002

     We expect the funds we received in the private placement to support the
Company's operations for approximately nine months into the year. We hope to be able to commence larger scale exploration and testing. The actual amount of material we can test will depend upon how well our new plant operates and the effectiveness of our process as we scale it up to treat larger samples. The final product of this sampling will be taken to a refinery which will do the final processing steps and purchase the precious metals, if any, that it is able to extract from that product.

     We have filed a registration statement with the U. S. Securities and
Exchange Commission regarding an offering of subscription rights to our shareholders. We expect that any funds received in the rights offering will allow us to move faster and will extend the support for our operations for some period of time beyond such nine months, depending on the amount received. There is no assurance, however, that we will receive any amount of funds in the offering, or that funds received will be adequate for us to continue in business.

ITEM 7  -  FINANCIAL STATEMENTS

Board of Directors and Stockholders
Franklin Lake Resources Inc.
(Formerly Naxos Resources Ltd.)
(An Exploration Stage Company)

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Franklin Lake Resources Inc.
(an exploration stage company) (formerly Naxos Resources Ltd.) ("The Company")
as of October 31, 2002 and its consolidated statements of operations, stockholders' equity, cash flows for the year ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the consolidated financial statements as of October 31, 2001, nor the cumulative data from inception through October 31, 2001 in the statement of operations, stockholders'
equity and cash flows, as this period was audited by other auditors whose report, dated January 3, 2002, which expressed an
unqualified opinion, was furnished to me. My opinion, as far as it relates to the amounts included for cumulative data from May 23, 1986 through October 31,
2001, is based solely on the report of the other auditors.

I conducted my audit in accordance with auditing standards generally accepted.
Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2002, and the results of its operations and cash flows for the years ended October 31, 2002 in conformity with generally accepted accounting principles.

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

As described in Note 8, the Company intends to make an offer of rescission to certain shareholders who acquired their shares after to September 6, 2001 and still owned them on January 9, 2002. The Company will offer to purchase for cash any qualifying shares that are tendered under the rescission offer. The number of shares that the company may have to purchase is not currently determinable, thus there exists significant uncertainty as to the potential impact of the rescission offer on the company's cash position and liquidity. The
Company's Consolidated Financial Statements do not include any adjustments which might result from the outcome of this uncertainty.

Randy Simpson, CPA, P.C.
A Professional Corporation

June 26, 2003

Sandy, Utah

MOORE STEPHENS
ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, B.C., Canada V6J 1G1
Telephone: (604) 737-8117 Facsimile: (604) 714-5916

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

FRANKLIN LAKE RESOURCES INC.
(formerly Naxos Resources Ltd.)
(An exploration stage company)

We have audited the consolidated balance sheet of Franklin Lake Resources Inc.
(formerly Naxos Resources Ltd.) ("the Company") as at October 31, 2001 and the
consolidated statements of stockholders' deficiency, operations and deficit and cash flows and cumulative data for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements as at October 31, 2000 and for the year then ended, the cumulative data from May 23, 1986 to October 31, 2000 in the statement of stockholders'
deficiency, operations and cash flows, which were audited by other auditors whose report, dated February 16, 2001 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from May 23, 1986 to October 31, 2000 is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2001 and the results of its operations and cash flows and cumulative data for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens Ellis Foster Ltd.
Chartered Accountants
Vancouver, Canada

January 3, 2002
Re-issued June 23, 2003

                          FRANKLIN LAKE RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        OCTOBER 31,
                     ASSETS                                2002
                                                      --------------
CURRENT ASSETS:
     Cash                                              $      8,858
     Prepaids and other                                         366
                                                      --------------
                              TOTAL CURRENT ASSETS            9,224

FIXED ASSETS:
     Office furniture & equipment                            30,101
     Plant equipment                                        417,791
     Accumulated depreciation                              (279,379)
                                                      --------------
                               TOTAL FIXED ASSETS           168,513

OTHER ASSETS:
     Reclamation bond                                        19,867
     Xenolix Patent - (Less $39,102 amortization)         1,123,690
                                                      --------------
                               TOTAL OTHER ASSETS         1,143,557
                                                      --------------
                                     TOTAL ASSETS      $  1,321,294
                                                      ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank Overdraft                                    $      8,985
     Accounts payable and accrued liabilities                58,869
                                                      --------------
                        TOTAL CURRENT LIABILITIES            67,854
LONG-TERM LIABILITIES:
     Advances by director and officer payable in stock        9,017
                                                      --------------
                      TOTAL LONG-TERM LIABILITIES             9,017
                                                      --------------
                                TOTAL LIABILITIES            76,871

STOCKHOLDERS' EQUITY:

     Preferred Stock, $.001 par value;
       authorized 5,000,000 shares; no
       preferred shares outstanding                               -
     Common Stock, $.001 par value; authorized
       45,000,000 shares; 8,153,490 issued and
       outstanding at October 31, 2002                        8,155
     Additional Paid-In Capital                          30,706,705
     Accumulated Deficit                                (29,470,437)
                                                      --------------
                       TOTAL STOCKHOLDERS' EQUITY         1,244,423
                                                      --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,321,294
                                                      ==============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          CUMULATIVE FROM
                                              YEAR ENDED     YEAR ENDED      INCEPTION
                                              OCTOBER 31,   OCTOBER 31,   (MAY 23,1986) TO
                                                 2002           2001      OCTOBER 31, 2002
                                           -------------- -------------- -----------------

REVENUE FROM PRECIOUS METAL SALES           $     26,112              -            26,112
                                           -------------- -------------- -----------------
                           TOTAL REVENUE          26,112              -            26,112
 EXPENSES:

     Mineral exploration costs                   230,075        150,918        15,730,318

     Depreciation/amortization expenses           66,601         11,087         3,607,865
     Interest income and foreign exchange
       gains                                           -         (6,735)         (325,203)

     General and administrative                  388,219        165,527        10,483,569
                                           -------------- -------------- -----------------
                         TOTAL EXPENSES          684,895        320,797        29,496,549
                                           -------------- -------------- -----------------
                               NET LOSS     $   (658,784)  $   (320,797)  $   (29,470,437)
                                           ============== ============== =================
                WEIGHTED AVERAGE SHARES
               COMMON STOCK OUTSTANDING        6,406,961      3,631,634
                                           ============== ==============
                 NET LOSS PER COMMON SHARE
                (BASIC AND FULLY DILUTIVE) $   (0.10)         $   (0.09)
                                           =============================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                 FRANKLIN LAKE RESOURCES, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FROM INCEPTION ( MAY 23,1986) THROUGH OCTOBER 31, 2002

                                            COMMON           COMMON
                                             STOCK           STOCK        PAID-IN       ACCUMULATED         TOTAL
                                            SHARES           AMOUNT       CAPITAL         DEFICIT          EQUITY
                                           -------------------------------------------------------------------------------------------

May 1986 common stock issued for               162,000    $      162     $  40,878     $          -    $      41,040
cash at $.25 per share

 Net Loss from inception to Oct 31, 1986            -              -             -           (7,379)          (7,379)

Fiscal 1987 common stock issued                102,500           102        39,038                -           39,140
for cash at $.38 per share

 Net Loss for the year ended  Oct. 31, 1987          -             -             -          (49,050)         (49,050)

Fiscal 1988 common stock issued                 15,000            15         7,455                -            7,470
for cash at $.50 per share

 Net Loss for the year ended Oct. 31, 1988           -             -             -          (17,156)         (17,156)

Fiscal 1989 common stock issued                187,633           188       308,553                -          308,741
for cash at $1.65 per share

Fiscal 1989 common stock issued                 30,000            30        34,395                -           34,425
for mineral property; $1.15 per share

 Net Loss for the year ended Oct. 31, 1989           -             -             -         (210,686)        (210,686)

Fiscal 1990 common stock issued                194,726           195     1,066,635                -        1,066,830
for cash at $5.48 per share

Fiscal 1990 common stock issued                 40,000            40        46,400                -           46,440
for mineral property; $1.16 per share

Fiscal 1990 common stock issued                   2,401            2        73,313                -           73,315
for services at $30.54 per share

 Net Loss for the year ended Oct. 31, 1990            -            -             -       (2,372,808)      (2,372,808)

Fiscal 1991 common stock issued                275,903           276       994,700                -          994,976
for cash at $3.60 per share

Fiscal 1991 common stock issued                 16,500            17       151,059                -          151,076
for mineral property; $9.16 per share

Fiscal 1991 common stock issued                 78,924            79       318,691                -          318,770
for debt payment at $4.04 per share

 Net Loss for the year ended Oct. 31, 1991           -             -             -         (578,573)        (578,573)

Fiscal 1992 common stock issued                195,864           196       996,469                -          996,665
for cash at $5.09 per share

Fiscal 1992 common stock issued                 87,648            88       610,381                -          610,469
for mineral property; $6.96 per share

Fiscal 1992 common stock issued                 40,000            40       136,040                -          136,080
for license at $3.40 per share

 Net Loss for the year ended Oct. 31, 1992           -             -             -       (1,153,009)      (1,153,009)

Fiscal 1993 common stock issued                276,741           276     2,221,550                -        2,221,826
for subsidiary at  $9.04 per share

 Net Loss for the year ended Oct. 31, 1993          -              -             -       (1,430,936)      (1,430,936)

Fiscal 1994 common stock issued                339,400           339     3,613,155                -        3,613,494
for cash at $10.65 per share

Fiscal 1994 common stock issued                  2,500             3        64,747                -           64,750
for subsidiary at  $25.90 per share

Fiscal 1994 common stock issued                 25,000            25       208,100                -          208,125
for director at $8.32 per share

 Net Loss for the year ended Oct. 31, 1994           -             -             -       (2,435,290)      (2,435,290)

Fiscal 1995 common stock issued                208,359           208     2,979,872                -        2,980,080
for cash at  $14.30 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               CUMULATIVE FROM
                                                                YEAR ENDED       YEAR ENDED       INCEPTION
                                                               OCTOBER 31,       OCTOBER 31,  (MAY 23, 1986) TO
                                                                   2002             2001       OCTOBER 31, 2002
                                                            ----------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
                                                NET LOSS     $  (658,784)        (320,797)        (29,470,437)

EXPENSES NOT REQUIRING AN OUTLAY OF CASH:
     Amortization / depreciation                                  66,601           11,087           3,607,865
     Proceeds - Net book value of equipment sold                   1,500                -             900,690
     Common stock issued for compensation, rent and
        expenses                                                 297,383                -             578,823
                                                            --------------------------------------------------

CHANGES TO OPERATING ASSETS AND LIABILITIES:
    (Increase) decrease in prepaid expenses and other             (3,869)          (1,655)               (366)
    (Increase) refund of reclamation bonds outstanding             8,585            9,987             (19,867)
    Increase ( decrease)  in accounts payable and accrued
       liabilities                                                12,832           15,612              58,869
                                                            --------------------------------------------------
                 CASH FLOWS USED IN OPERATING ACTIVITIES        (275,752)        (285,766)        (25,823,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant & equipment                              (39,002)               -            (421,500)
     Acquisition of mineral properties                                 -                -                   -
                                                            --------------------------------------------------
             CASH FLOWS PROVIDED BY INVESTING ACTIVITIES         (39,002)               -            (421,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued for cash                                200,000           17,531          23,141,611
     Loan proceeds (debt repayment)                                    -          100,000             803,187
     Advances (repayments) from
        officers/directors/affiliates                            106,739          170,901           2,300,511
                                                            --------------------------------------------------
                   CASH FLOWS FROM FINANCING ACTIVITIES          306,739          288,432          26,245,309
                                                            --------------------------------------------------
                        NET INCREASE (DECREASE) IN CASH           (8,015)           2,666                (127)

                            CASH AT BEGINNING OF PERIOD            7,888            5,222                   -
                                                            --------------------------------------------------
  CASH AND  (BANK OVERDRAFT) COMBINED  AT END OF PERIOD      $      (127)    $      7,888      $         (127)
                                                            ==================================================

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

     Common Stock issued for debt, officer advances          $   392,192     $     39,034       $     803,187
                                                            ==================================================
     Common Stock issued for licences                        $         -     $          -       $     136,080
                                                            ==================================================
     Common Stock issued for subsidiay
       acquistion-mineral properties                         $               $                      2,286,576
                                                            ==================================================
     Common Stock issued for mineral properties              $               $                  $   1,198,075
                                                            ==================================================
     Common Stock issued for equipment                       $               $                  $   1,297,718
                                                            ==================================================
     Common stock issued to acquire Xenolix
       assets, net of $25,000 expensed                       $ 1,272,790     $                  $   1,272,790
                                                            ==================================================
     INTEREST PAID
                                                             $         -     $          -       $      94,931
                                                            ==================================================
     INCOME TAXES PAID
                                                             $         -     $          -       $       4,078
                                                            ==================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                         (FORMERLY NAXOS RESOURCES LTD.)

                          AN EXPLORATION STAGE COMPANY

                   Notes to Consolidated Financial Statements

                                October 31, 2002

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company"), is an exploration stage company with no mining operations or proven ore reserves. FKLR was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the
Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations had always been in the
United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October
29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources
(U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On
January 3, 2002, Industry Canada issued a Certificate of Discontinuance, ending the Company's legal ties to Canada. The Company remained a reporting issuer, required to file periodic reports in British Columbia and Alberta, until March
13, 2003, when it was granted an order ceasing such status. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites if and where they may be found, and developing processes for extracting them from the earth. The Company's principal exploration property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the mining assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, ore, and two patents and related intellectual property.

It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment and ore acquired from Xenolix and re-assembled it as a new pilot plat at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake (this move was in process at year-end but has been completed since then).

The Company is an exploration stage company as defined in SEC Industry Guied No.
7 (Description of Property by Issuers Engaged or to Be Engaged in Significant
Mining Operations).

The Company has incurred losses every year since its inception; it did not have any revenue from sales of its product until 2002. Those revenues (see
Consolidated Statement of Operations) came from sales of concentrate from mineralized sediments at Franklin Lake and of concentrate from bottom ash it obtained from Xenolix and processed in its testing plant. The Company has sold common stock on periodically to fund its operations and cover its losses. The
Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of additional stock or from other sources, it may not be able to continue its exploration activities and to stay in business.

During 2002, the Company filed a Registration Statement on Form SB-2 with the
Securities and Exchange Commission with respect to a proposed rights offering to its shareholders. The Company received comments from the staff of the Commission and is in the process of preparing to file an amendment in response to the comments. The registration statement has not become effective, and no shares have been offered or sold under it.

After the end of the fiscal year, the Company received $375,000 in cash in a private placement of its common stock.

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

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The
Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date, andexpects that its cash deposits could be totally refunded without significant additional expenditures to restore its mining properties.

Equipment used in mineral exploration has been depreciated over a 5-year life on the straight-line basis. The Company acquired approximately $110,000 in mining equipment from Xenolix in its asset acquisition. This equipment is being integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada. The Company recorded the value of the equipment based upon its net book value to Xenolix. Personnel and independent consultants of the Company who have experience with, but are not experts in, the type of equipment concurred in the reasonableness of the valuations, but the Company did not obtain any appraisals or other expert valuations. (d) Patents

In connection with the Xenolix asset acquisition, the Company acquired two patents in mining technologies developed by Alvin C. Johnson, Jr., Ph.D., Patent
No. 6,131,835 was issued on October 17, 2000 and expires and Patent No.
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

(e)  Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share."

(f)  Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The
Company had no other forms of comprehensive income since inception.

(g)  Stock Based Compensation

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

(h)  Income Taxes

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

(i)  Fair Value of Financial Instruments

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

(j)  Critical Accounting Policies

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

(k)  Reverse Stock Split

Pursuant to a resolution of the board of directors and a vote of shareholders, a consolidation of the company's common shares took effect on January 9, 2002. One share was issued in exchange for every 10 outstanding shares. In the statements of operations shareholders equity to which these notes relate, historical references to the company's common share and per-share amounts, and derivative securities convertible into common shares, as well as ratios and other calculations based on such shares and derivatives, have been adjusted where appropriate to give effect to the share consolidation.

3. VALUATION OF SHARES ISSUED

THe company is thinly capitalized ; the volume of buying and selling of its shares is low and the price of its shares is highly volatile. The company believes that the cost and speculative nature of a public offering make such an offering unwise and impractical. The company is, therefore, limited to raising capital through occasional private offerings of its securities. The prices and other terms of shares sold for cash have been determined by negotiations between the company and the investors. Management attempts to obtain the highest price per share possible, but selling shares of a company with a long history of not producing any revenue at all has proven to be very difficult-at any price.
Investing in the company's stock is highly speculative, so willing investors usually demand warrants as a further inducement to purchase the stock.

With respect to each issuance of its securities, the company believes that the prices and values received in the respective transactions were fair at the times they were entered into. Although it cannot give a specific weight to any individual item, the factors the company considers in such determinations include: the high suitability standard for investors; the fact that the shares will be restricted from resale for at least one year, the number of persons willing to invest, the prices investors are willing to pay, the speculative and risky nature of the investment, the fact that additional investments will still be needed before the company is able to begin production (if it is ever able to do so), the company's history of unsuccessful operations, its failure to achieve production since its inception, prices of recent sales of its shares in the market, and such other issues as it may deem relevant.

Periodic advances to the company to cover daily operations over the past two years, management services to the company, rent for company office space, and rent for the facility at amargosa, nevada, all received from the president of the company (the management services and rent are not payable in cash, but only in shares of company stock), may be exchanged for shares in connection with any offering of securities, upon the same terms as offered to other investors.
2,000,000 Shares were issued to the president in exchange for such advances, management services, and rent valued at $500,000, equivalent to $0.25 Per share-the same price at which shares were sold to an outside investor at the same time. In other transactions, the company issued 102,500 shares to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. The value of the consideration given by other parties was was intangible and did not have a determinable market value; the value of the shares given was also difficult to determine given the volatility of the price of the shares and the company's uncertain future. The parties had an established business relationship for approximately 10 years and, when they entered into the transaction, did not discuss money or the value of the shares; essentially, they just agreed that the number of shares would be fair consideration. After the transaction was concluded, in order to record the transaction on its books, the Company determined that the only values that could be determined had to be based on the value of the company's shares as traded in the market. To this end, they determined that the fair market value of the stock should be determined as being the average price of the shares for the prior 10 days, which was $0.63 Per share, giving the transaction a total value of $65,450.

The Company also issued 1,202,657 shares (plus warrants) to Xenolix, in exchange for certain assets. Again, the values of the assets acquired and the shares given in exchange were difficult to value; in particular, there was some uncertainty as to whether the processes covered by the patents and the other intellectual property acquired would actually work (if the company could not make an affirmative determination within a specified period of time, it had the right to cancel the warrants). The parties also wanted the shares given to
Xenolix to be a significant number so the shareholders of xenolix would continue as shareholders of the Company and not sell their stock in either company and disrupt the market (it was expected that, after the transaction was completed, xenolix would dissolve and distribute the Company shares it acquired to its shareholders). For accounting purposes, the company followed the same procedure as the prior transaction. It determined that the average price of the shares for the prior 10 days was $1.08 Per share, giving the transaction (i.E., The value of assets acquired) a total value of $1,297,790.

The Company allocated this purchase price based on the relative values of the assets acquired, as follows: (i) it valued the mining equipment at $109,998, the value on the Xenolix books (the technical people at both companies said that this amount would approximate the market value of the equipment); (ii) it valued the inventories of precious metals and concentrated ores at $25,000, which it estimated would approximate its fair value; and (iii) it valued the patents and other intellectual property at $1,162,792, being the difference between those two amounts and the total value. The realization of the Company's investment in these assets will be dependent upon the ability of the Company to raise future capital and to develop its current process to the point that it can produce a product that can be sold in commercial quantities and at a profit.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

RENTS AND FEES PAID TO OFFICER.

The Company has received cash advances, management services, office space
(including supplies and overhead), and land and buildings for its new sampling and testing facility, from its president, as summarized in the table. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

                                               2002        2001
                                          ----------- -----------

Beginning balances owed to Fr. Ofiesh        $48,000    $ 23,375

Corporate office rent, supplies, and
  overhead at $2,000 per month                24,000      15,583

Operations facility property rental
  at $1,250 per month                          8,750           -

Expenses paid on behalf of the Company
   for consultants and advisors               95,750           -

Other advances prior period                   31,307           -

Advances to Company for operating

   capital                                    99,001     131,943
                                          -----------------------

                    Total for fiscal year    306,808     170,901

2,000,000 shares valued at $.25 per share
   for above advances, services & rent      (500,000)          -

                                          -----------------------
Balances owed to him at fiscal year end      $ 9,017   $ 202,209
                                          =======================

                                          -----------------------
Legal fees paid to officer                   $31,253    $ 26,450
                                          =======================

LITIGATION WITH FORMER DIRECTOR AND EXECUTIVE OFFICER

On January 21, 1998, the Company had agreed to loan Jimmy John, then director, chairman of the board, and president of the Company, but now neither a director nor an officer, CDN$733,107 (US$467,780) to exercise existing warrants held by him for shares in the Company. The transaction did not involve any cash, but an issuance of shares in exchange for a note. The loan is now due but unpaid and the Company has filed suit against Mr. John for payment of the amount due. Mr.
John has filed a defense and counterclaim denying any and all liability to the
Company and demanding CDN$19,631 (US$12,527) as reimbursement for legal expenses and an unspecified amount as damages. The suit remains pending, while the
Company and its lawyers determine whether the likely amount of a possible recovery warrants the continuing to invest its limited resources in the litigation. The Company has written off the receivable (as of October 31, 2001), and believes it is unlikely either to obtain a substantial judgment against Mr.
John or to be found liable for a substantial amount to him.

SALE OF PROPERTY TO A DIRECTOR AND EXECUTIVE OFFICER

During the fiscal year ended October 31, 1999, the company's ore testing facilities were located on a leased property near Death Valley Junction,
California. The Board of Directors resolved to sell its then-unused Amargosa
Valley property (known as "the Farm") to raise cash to fund its ongoing exploration and testing activities on its nearby Franklin Lake playa property.
The then-President of the Company, Robert Gardner, contacted a number of area real estate brokers to ascertain the approximate market value of the property with the intention of listing it for sale. Father Gregory Ofiesh, then a director and shareholder but not an executive officer, offered to purchase the
Farm for $125,000 to be used as a possible site for processing ore samples. The
Company returned a counter offer, accepting the price but proposing that the
Company be permitted to continue to store ores and equipment on the property.
Ultimately, the Board of Directors approved the sale on January 12, 2000, with
Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, together with three directors nominated by Fr. Ofiesh. The sale was completed on February 1, 2000, for a cash payment of $125,000 payable at closing, with transaction costs borne by the buyer and the seller retaining a limited right to store ore samples on the property. The Company subsequently leased the entire property from Fr. Ofiesh for a three-year term at $1,250 per month, renewable for a second three-year term. The rents are payable in shares of the common stock of the Company, not in cash. Owing to insufficient detail in the Company's record archives, it was not able to make a reasonable determination of the costs of acquisition of the property, improvements made to the property, or the value on the Company's books at the time of the sale.
Therefore, the Company cannot determine the amount of any possible gain or loss on the sale of the property.

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
                                             ---------------- -----------------
      Balances outstanding; October 31, 2001        49,500            1.50
                                      Issued       125,000            0.37
                                     Expired       (12,500)           0.85
                                             ----------------
      Balances outstanding; October 31, 2002       162,000            0.39
                                             ================

                                                 Number
                                              Outstanding &        Average           Exercise
                                                Issuable       Contractual Life        Price
                                             ---------------- ----------------- --------------------
      Exercise Prices:
            $.85 expired on November 27,2002       15,000           0.10.            $ 0.65
                       $.65 on March 24,2003       22,000           0.50             $ 0.65
                     $.37 on October 22,2005      125,000           3.00             $ 0.37

                                             ---------------- ----------------- --------------------
                         Totals and averages      162,000           2.40             $ 0.39
                                             ================ ================= ====================

                                                Number of
                                             Shares Subject       Exercise          Expiration
                                             to Stock Options       Price              Date
                                             ---------------------------------- --------------------
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
                                             ================

Summary of Warrants Outstanding:
                                              Outstanding &        Average            Average
Exercise Price:                                 Issuable       Contractual Life   Excerise Price
                                             ---------------- ----------------- --------------------
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
                                             ----------------
                                                 5,303,314
                                             ================

                                                Number of
                                             Shares Subject       Exercise          Expiration
                                             to Stock Options       Price              Date
                                             ---------------------------------- --------------------
             Pursuant to contract w/ Xenolix      1,201,657        1.08           April, 2003(2)
                                    Investor        400,000        0.25          January 31, 2003
             Pursuant to contract w/ Xenolix      1,201,657        1.08           April 9, 2003
Prior mineral claims- Lounsbury & associates        100,000        1.00           April 30, 2003
                                   Directors      2,400,000        0.25           April 30, 2003
                                             ----------------
                                                  5,303,314
                                             ================

-------------------
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

In addition to the issuance of the shares above, the Company also issued a
6-month warrant to purchase an additional 1,201,657 shares and a 12- month warrant to purchase another 1,201,657 shares, both exercisable at $1.08 per share, the fair market value of the Company's stock at the execution of the agreement. The 6-month warrants were scheduled to expire on October 9, 2002, and the 12-month warrants on April 9, 2003, but the Company has agreed that it will extend these warrants for a reasonable period of time after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.
The asset purchase price has been allocated as follows:

    Inventories of precious metals
       and concentrates                  $ 25,000

    Mining equipment                      109,998

    Xenolix patents and technology
       intellectual property            1,162,792
                                     -------------
      Total Value of Assets Acquired  $ 1,297,790
                                     =============

During the year, the Company sold precious metals on three occasions. In each case, the Company shipped processed material to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

    Date            Metal    Ounces     Price        Amount   Refiner Fees   Proceeds
    ------------ --------- --------- ----------  ------------ ------------ -----------
    2/14/02(1)       Au       6.467     299.00      1,933.63
                     Ag       2.291       4.51         10.33
                     Pt       6.659     480.00      3,196.32
                                                    5,140.28     1,040.31    4,099.97
                                                 ------------
    5/18/02(2)       Pd      14.821     378.00      5,602.34       716.78     4885.56

    9/18/02(2)       Au      23.986     318.80      7,646.74
                     Pt      13.829     553.00      7,647.44
                     Pd      12.086     336.00      4,060.90
                                                 ------------
                                                   19,355.08     2,228.89   17,126.19
                                                 ------------ ------------ -----------
                                     Totals        30,097.70     3,985,98   26,111.72

--------------
(1)  The original source of the processed material was silica from Franklin Lake
(2)  The original source of the processed material was fly ash purchased from
     Xenolix Technologies.

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
                                           ============= =============

8. RESCISSION

In connection with its redomiciliation from Canada to the U.S., the Company exchanged shares in a Nevada corporation, newly-created for the purpose, for shares in the Canada corporation. Relying on the advice of its securities counsel, the Company did not register the Nevada shares under the Securities Act of 1933. Subsequently, the Company received advice that the shares offered in the exchange should in fact have been registered prior to issue. Accordingly, the Company intends to file a registration statement with respect to the shares, under which certain current shareholders will be offered a right (called a
"rescission right") to sell their shares to the Company at their fair value as of the date of their issue. The Company will determine the fair value.

The rescission right will be offered to shareholders of record on January 3,
2002, the effective date of the share exchange, who were not also shareholders on September 6, 2001, the record date for the special meeting at which shareholders approved the redomiciliation proposal and were entitled to dissenters' rights under Canadian law.

Shareholders who were officers, directors, or affiliated persons of the Company on, or within one year prior to, September 6, 2001 will not be offered rescission. Further, the offer will extend only to those shares held by qualifying shareholders as of the applicable dates, and not to shares acquired or transferred subsequently by the shareholder.

In arriving at the fair value, the company will consider a number of factors, including the book value of the shares on October 31, 2001 and January 9, 2002
(both nominal), the assets that would have been available to shareholders filing claims on those dates, the recent bid and sale prices on the OTC Bulletin Board immediately prior to those dates, the limited trading volume and consequent lack of liquidity in the stock, and the prices received by the Company in its most recent private placement sales prior to October 31, 2001, and January 9, 2002.
The Company has no way of knowing whether price it determines to be the fair value will be more or less than the prices the shareholders paid for their stock.

The Company cannot predict the number of shareholders who will accept the rescission offer, or the consequent impact on the Company's finances. The
Company notes, however, that in accordance with the Canadian law governing the redomiciliation transaction, substantially the same shareholders were offered a substantially similar opportunity under Canada's "dissenters' rights" statute, and no shareholder tendered shares for purchase. Nevertheless, if a substantial number of shares were to be tendered under the current rescission offer, the resulting outflow of cash would have a significant adverse impact on the
Company's liquidity and financial position.

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

FATHER GREGORY OFIESH, director, president, chief executive officer, and acting chief financial officer, is a California resident. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San
Francisco, California, on January 1, 2001. Prior to his retirement, he was, and he continues to serve as, Dean of the San Francisco Bay Area Orthodox Clergy. On
average, Fr. Ofiesh devotes about 34 hours per week to our affairs, compared with about 26 hours prior to his retirement from St. Nicholas.

KAMAL ALAWAS, resident of Washington, is the president of International Star
Inc. (OTC-BB: ISRI) and Sidon International Resources Corp., both mining companies. In addition, for the past five years he has worked about 20 to 25 hours per week as a consultant in mineral exploration and development, mining, and management. Previously, he was associated with other mining companies and involved with private investments.

ROBERT CHATWIN, a director, a resident of British Columbia, is a retired businessman. Prior to his retirement he was in the trucking business and the construction business.

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member of the A.I.A. He is employed by Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From 2001 to 2002, he was the owner of Combs Architects. From 2000 to 2001, he served as Vice
President-Design and Construction of Laundromax, and from 1992 to 2000 he was
Director of Construction for Claire's Stores, a retail chain. He holds B.Arch.
and B.S. degrees from Ball State University.

PAUL A. KASER, a resident of New Jersey, is a chemical engineer with BASF, a large international chemical company. He has been with the firm for ten years.

PETER BOYLE, vice president-regulatory affairs, is resident of California. He is an attorney-at-law and a member of the State Bar of California, including its
Business Law Section. He has been a sole practitioner for approximately 20 years, representing individuals in establishing new businesses and advising businesses on transactional and corporate matters. Prior to that he served as general counsel of the Federal Home Loan Bank of San Francisco, and thereafter acted as counsel for financial institutions in their dealing with regulatory authorities and financial transactions. He is a graduate of the University of
Notre Dame and the University of Pennsylvania Law School. Mr. Boyle devotes between approximately 30 hours per week to Franklin Lake's business.

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

                                                                                   Long-Term
                                                                                 Compensation
                                                                                --------------
                                                   Annual Compensation              Awards
                                              ------------------------------    ---------------
 Name and Principal Position         Year      Salary ($)        Bonus ($)        Options (#)
-------------------------------    -------    --------------    ------------    ---------------

                                    2002            $48,000               0            25,000*

Father Gregory Ofiesh*              2001            $27,642               0                  0
President, CEO, Director            2000            $17,647               0                  0
------------
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

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 15, 2003, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the
Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the January 9, 2002 one-for-ten reverse stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

================================================================================
                                                                     Percent of
Title of Class     Persons or Group               Shares Owned          Class
================================================================================

Common            Father Gregory Ofiesh            4,407,096(1)         48.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Robert Chatwin (2)                 194,700(2)          2.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Stan Combs                           6,250             0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Paul Kaser                         301,000(3)          3.3%
                  172 Starlite Street
                  South San Francisco
                  California 94080

Common            Peter Boyle                          5,000             0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Forrest G. Godde                 1,344,230(4)         14.8%
                  P.O. Box 1152
                  Lancaster
                  California 93584-1152
--------------------------------------------------------------------------------
Common            Officers and Directors
                  as a Group (3)                   4,914,046            54.1%
================================================================================
(1)  Includes options to purchase 25,000 shares.
(2)  Includes options to purchase 20,000 shares.
(3)  Includes options to purchase 25,000 shares.
(4)  Mr. Godde is an investor who does not hold a position of employment in the
     Company

     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company. We know of no voting trusts or similar agreements between or among any of the above individuals. However, with beneficial ownership of 57.2% of our common stock,
Fr. Ofiesh alone holds effective control of the Company.

     The tables below provide information, as of January 1, 2003, as to the number of outstanding shares of common stock subject to stock options and warrants held by directors and officers of the Company.

                 Stock Options Outstanding - Directors/Officers
                               As Of June 15, 2003

=======================================================================
EXPIRATION DATE            EXERCISE PRICE      NUMBER OF COMMON SHARES
-----------------------------------------------------------------------
October 22, 2004                $0.37               70,000 (directors)
-----------------------------------------------------------------------
Total                                               70,000
=======================================================================

     There are no outstanding warrants held by officers and directors.

Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The board of directors determined that the proposed sale to Father Ofiesh was fair, and comparable to or more favorable than terms that might be gotten from an independent party. Accordingly, the board unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

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

The board of directors determined that the proposed lease and services arrangement was at least comparable to and likely more favorable than could have been obtained from an independent party, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

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

     The board of directors determined that the proposed lease arrangement was at least comparable to and likely more favorable than could have been obtained from an independent party, and unanimously approved the transaction, with Father
Ofiesh abstaining from the vote.

ITEM 13  -  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are incorporated into this Form 10-KSB Annual
Report:

     EXHIBIT NO.           DESCRIPTION

             3.1           Articles of Incorporation*
             3.2           Bylaws*
             3.3           Articles of Domestication*
             99.1          Proxy Statement dated September 11, 2001*

     ---------------------
     *    previously filed with the Company's Form 10-KSB for the year ended
          October 31, 2001, filed on EDGAR February 4, 2002 and incorporated herein by reference.

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

                                        FRANKLIN LAKE RESOURCES, INC.

Dated:  July 1, 2003                   /S/ FATHER GREGORY OFIESH
                                        ----------------------------------
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ KAMAL ALAWAS                                                    JULY 1, 2003
----------------------------------                                  ------------
Director

/S/ PETER BOYLE                                                     JULY 1, 2003
----------------------------------                                  ------------
Secretary

/S/ ROBERT CHATWIN                                                  JULY 1, 2003
----------------------------------                                  ------------
Director

/S/ STAN COMBS                                                      JULY 1, 2003
----------------------------------                                  ------------
Director

/S/ PAUL KASER                                                      JULY 1, 2003
----------------------------------                                  ------------
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

Date: July 1, 2003

/S/ FATHER GREGORY OFIESH

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

Date: July 1, 2003

/S/ FATHER GREGORY OFIESH

Chief Financial Officer