Form 10QSB/A
period 2003-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-07-10
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

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


                                 (650) 588-0425
                          --------------------------
                               (Telephone number)



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

         As of July 1, 2003, the issuer had outstanding 9,012,633 shares of its Common Stock, $0.001 par value.

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
                                 Balance Sheet
             At January 31, 2003, and October 31, 2002 (Unaudited)

            Assets                                     1/31/03        10/31/02
                                                    -------------  -------------
Current Assets:
Cash                                                $    272,938   $      8,858
Prepaids and other                                           366            366
                                                    -------------  -------------
Total Current Assets                                     273,304          9,224
                                                    -------------  -------------
Fixed Assets:
Office furniture and equipment                            30,101         30,101
Plant equipment                                          419,469        417,791
Accumulated depreciation                                (289,136)      (279,379)
                                                    -------------  -------------
Total Fixed Assets                                       160,434        168,513
Other Assets:
Reclamation bond                                          19,867         19,867
Patent & intellectual property, less amortization      1,104,168      1,123,690
                                                    -------------  -------------
Total Other Assets                                     1,124,035      1,143,557
                                                    -------------  -------------
Total Assets                                        $  1,557,773   $  1,321,294
                                                    =============  =============
            Liabilities & Shareholders' Equity

Current Liabilities:
Bank overdraft                                      $          0   $      8,985
Accounts payable and accrued liabilities                  59,999         57,597
                                                    -------------  -------------
Total Current Liabilities                                 59,999         66,582
                                                    -------------  -------------
Long-term Liabilities:
Advances by director payable in stock                     27,017          9,017
                                                    -------------  -------------
Total Long-term Liabilities                               27,017          9,017
                                                    -------------  -------------
Total Liabilities                                         87,016         75,599
                                                    -------------  -------------
Shareholders' Equity (Deficiency)
Common Stock                                               9,213          8,155
Additional paid in capital                            31,056,919     30,707,977
Deficit accumulated during the exploration stage     (29,595,375)   (29,470,437)
                                                    -------------  -------------
Total Shareholders' Equity                             1,470,757      1,245,695
                                                    -------------  -------------
Total Liabilities & Shareholders' Equity            $  1,557,773   $  1,321,294
                                                    =============  =============


                 See notes to consolidated financial statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
          For the Quarter Ending January 31, 2003 and 2002 (Unaudited)


                                               ---For the quarter ending---
                                                  1/31/03        1/31/02
                                               -------------  -------------
Operating Income
Sales to refinery                              $          -   $          -
                                               -------------  -------------
Total Income                                              -              -
                                               -------------  -------------
Operating Expenses
Mineral exploration costs                            41,702         32,927
Depreciation and amortization                        29,137          2,914
General and administrative                           54,097         54,968
                                               -------------  -------------
Total Operating Expenses                            124,936         90,809
                                               -------------  -------------
Net loss                                       $   (124,936)  $    (90,809)
                                               -------------  -------------
Shares outstanding at end of period               9,212,630      4,249,333
                                               -------------  -------------
Loss per share                                 $      (0.01)  $      (0.02)



                 See notes to consolidated financial statements

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
                                                       =============  =============




                 See notes to consolidated financial statements

                         FRANKLIN LAKE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                January 31, 2003

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") is an exploration stage company with no mining operations or proven ore reserves. FKLR was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations had always been in the United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance,ending the Company's legal ties to Canada, except that it remained a reporting issuer in British Columbia and Alberta and required to file periodic reports, until March 13, 2003, when it was granted an order ceasing such status.

On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites if and where they may be found, and developing processes for extracting them from the earth. The Company's principal exploration property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the mining assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, partially processed mineralized material, and two patents and related intellectual property. It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment acquired from Xenolix and re-assembled it as a new pilot plant at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake.


The Company is an exploration stage company as defined in SEC Industry Guide 7 - Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations. The Company has incurred losses every year since its inception; it did not have any revenue from sales of its product until 2002. Those revenues (see Consolidated Statement of Operations) came from sales of concentrate from Franklin Lake playa sediments and of concentrate from bottom ash it obtained from Xenolix and processed in its testing plant.

The Company has sold common stock from time to time to fund its operations and cover its losses. The Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of additional stock or from other sources, it may not be able to continue its exploration and development activities and to stay in business. During 2002, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission with respect to a proposed rights offering to its shareholders. The Registration Statement has not become effective and no shares have been offered or sold under it.


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

(d)  Mineral Properties and Equipment

The Company has expensed the costs of acquiring and exploring its mineralized properties during the periods in which they were incurred, and will continue to do so until it is able to determine if it has commercially recoverable ore reserves present on the properties. If it determines that such reserves exist, it will capitalize further costs.

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date, and anticipates that its cash deposits will be totally refunded without significant additional expenditures.

Equipment used in mineral exploration has been depreciated over a 5-year life on the straight-line method. The Company acquired approximately $110,000 in mining equipment from Xenolix in its asset acquisition. This equipment is being integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada. The Company recorded the value of the equipment based upon its net book value to Xenolix. Company personnel and independent consultants of the Company who have experience with, but are not experts in, the type of equipment concurred in the reasonableness of the valuations, but the Company did not obtain any appraisals or other expert valuations.

 (e)   Patents

In connection with the Xenolix asset acquisition, the Company acquired two patents in mining technologies developed by Alvin C. Johnson, Jr., Ph.D., Patent No. 6,131,835 and Patent No. 6,131,836. Both patents were issued to Dr. Johnson on October 17, 2000, and assigned by him to MG Technologies, Inc., the predecessor entity to Xenolix. The former expires on December 15, 2017, and the latter expires on January 29, 2019.

The acquisition also included improvements that Dr. Johnson may make to the subjects covered by the patents and related trade secrets.

The patents and other intellectual property were valued and capitalized at $1,162,792, being the value of Company shares given to Xenolix, less the value of the ore and equipment included in the acquisition. (The Company has determined that it is not practical to attempt to assign any separate value to improvements that may be made or to the trade secrets.) The Company is amortizing the patents over 15 years. The recoverability of this value will be dependent upon the ability of the Company to either license this technology to third parties, or utilize it in the recovery of precious metals from its own mineral properties. In the event the Company is unable to either license or utilize the technology, it will be required to expense the asset at the time this determination is made. Financial Accounting Standard No. 121 (Impairment of Long-Term Assets) governs the capitalization and expensing of long-term assets. Financial Accounting Standard No. 142 identifies patents as intangible assets subject to amortization. The Company does not currently have an estimate of future cash flows applicable to the patents. The Company's ability to realize its investment in the patents and technology is predicated upon its ability to raise sufficient capital to develop the processes covered by the patents or to sell or license its rights to third parties.

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


(l) Reverse Stock Split

Pursuant to a resolution of the board of directors and a vote of shareholders, a consolidation of the Company's common shares took effect on January 9, 2002, in which one new share was issued for every 10 outstanding shares. In the consolidated statements of operations and the Consolidated Statement of Shareholders' Equity (Deficiency) to which these notes relate, historical references to the Company's common shares and per-share amounts, and derivative securities convertible into common shares, as well as ratios and other calculations based on such shares and derivatives, have been adjusted where appropriate to give effect to the share consolidation.


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

Periodic advances to the Company to cover daily operations over the past two years, management services to the company, rent for company office space, and rent for the facility at Amargosa, Nevada, all received from the president of the Company (the management services and rent are not payable in cash, but only in shares of company stock), may be exchanged for shares in connection with any offering of securities, upon the same terms as offered to other investors. 2,000,000 Shares were issued to the president in exchange for such advances, management services, and rent valued at $500,000, equivalent to $0.25 per share-the same price at which shares were sold to an outside investor at the same time. In other transactions, the company issued 102,500 shares to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. The value of the consideration given by other parties was intangible and did not have a determinable market value; the value of the shares given was also difficult to determine given the volatility of the price of the shares and the Company's uncertain future. The parties had an established business relationship for approximately 10 years and, when they entered into the transaction, did not discuss money or the value of the shares; essentially, they just agreed that the number of shares would be fair consideration. After the transaction was concluded, in order to record the transaction on its books, the Company determined that the only values that could be determined had to be based on the value of the Company's shares as traded in the market. To this end, they determined that the fair market value of the stock should be determined as being the average price of the shares for the prior 10 days, which was $0.63 Per share, giving the transaction a total value of $65,450.

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

The Company allocated this purchase price based on the relative values of the assets acquired, as follows: (i) it valued the mining equipment at $109,998, the value on the Xenolix books (the technical personnel at both companies said that this amount would approximate the market value of the equipment); (ii) it valued the inventories of precious metals and concentrated ores at $25,000, which it estimated would approximate its fair value; and (iii) it valued the patents and other intellectual property at $1,162,792, being the difference between those two amounts and the total value. The realization of the Company's investment in these assets will be dependent upon the ability of the Company to raise future capital and to develop its current process to the point that it can produce a product that can be sold in commercial quantities and at a profit.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space

(including supplies and overhead), and land and buildings for its new sampling and testing facility, from its president, as summarized in the table below. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.



Rents and Fees Paid to Officer.

The Company has received cash advances, management services, office space (including supplies and overhead), and land and buildings for its new sampling and testing facility, from its president, as summarized in the table. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.


                                                     ----Quarter Ending-----
                                                      1/31/2003    1/31/2002
                                                     ----------   ----------


Balance owed at the beginning of the period           $  9,017    $ 202,209

  Management fees at $4,000 per month                   12,000       12,000
  Corporate office rent, supplies, and
    overhead at $2,000 per month                         6,000        6,000
  Testing facility rent at $1,250 per month              3,750            0
                                                     ----------  -----------
  Obligations incurred during the period                21,750       18,000
                                                     ----------  -----------
  Balance owed at end of period                       $ 30,767    $ 220,209
                                                     ==========  ===========

  Legal fees paid to officer                          $  8,000    $  12,200
                                                     ==========  ===========



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


5. STOCK OPTIONS & WARRANTS

The Company granted stock options to its directors. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Summary of Options Outstanding:
                                                                   Average
                                                Number of          Exercise
                                                 Shares             Price
                                             ---------------- ------------------
      Balances outstanding; October 31, 2002       162,000           0.45
                                      Issued             0              -
                                     Expired       (15,000)          0.85
                                             ----------------
      Balances outstanding; January 31, 2003       147,000           0.41
                                             ================


                                                 Number
                                              Outstanding &        Average              Exercise
                                                Issuable       Contractual Life           Price
                                             ---------------- ------------------ --------------------

Exercise Prices:
                       $.65 on March 24,2003        22,000            0.17              $ 0.65
                     $.37 on October 22,2005       125,000            2.40              $ 0.37

                                             ---------------- ------------------ --------------------
                          Total and averages       147,000            2.07              $ 0.41
                                             ================ ================== ====================



                                                Number of
                                             Shares Subject        Exercise            Expiration
                                             to Stock Options       Price                 Date
                                             ---------------- ------------------ ----------------------
                      Five current directors      125,000             0.37           October 22, 2005
                             Former Director       15,000             0.65             March 24, 2003
                             Former Director        7,000             0.65             March 24, 2003
                                             ----------------
                                                  147,000
                                             ================


Summary of Warrants Outstanding:
                                              Outstanding &        Average              Average
Exercise Price:                                 Issuable       Contractual Life      Excerise Price
                                             ---------------- ------------------ ----------------------
                    0.25                        2,400,000         6 months                0.25
                    1.00                          100,000         6 months                1.00
                    1.08                        1,201,657           (1)                   1.08
                    1.08                        1,201,657           (2)                   1.08
                                             ----------------
                                                4,903,314
                                             ================

                                                Number of
                                             Shares Subject        Exercise            Expiration
                                               to Warrants          Price                 Date
                                             ---------------- ------------------ ---------------------
             Pursuant to contract w/ Xenolix    1,201,657             1.08                 (1)
             Pursuant to contract w/ Xenolix    1,201,657             1.08                 (2)
Prior mineral claims- Lounsbury & associates      100,000             1.00            April 30, 2003
                                   Directors    2,400,000             0.25            April 30, 2003
                                             ----------------
                                                5,403,314
                                             ================

---------------
(1) Originally scheduled to expire on October 9, 2002, but agreed to be extended to allow a reasonable time for exercise after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.
(2) Originally scheduled to expire on April 9, 2003, but agreed to be extended to allow a reasonable time for exercise after the shares after the shares given outright to Xenolix are registered with the Securities and Exchange Commission.


In 2002, the Company granted each director 25,000 three-year options, at $0.37 per share, the fair market value on the date of the grant. The Company did not grant any options in 2001.


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

 6. ASSET ACQUISITION AGREEMENT WITH XENOLIX TECHNOLOGIES, INC.


On April 9, 2002, the Company issued 1,201,657 shares to acquire various assets of Xenolix Technologies, Inc. The Company acquired the inventories, including precious metals and/or concentrates, ore processing equipment and intellectual property, consisting of two existing patents, including any improvements that may be made to them, and trade secrets related to mining.

In addition to the issuance of the shares above, the Company also issued a 6-month warrant to purchase an additional 1,201,657 shares and a 12- month warrant to purchase another 1,201,657 shares, both exercisable at $1.08 per share, the fair market value of the Company's stock at the date of execution of the agreement. The 6-month warrant was scheduled to expire on October 9, 2002, and the 12-month warrant is scheduled to expire on April 9, 2003, but the Company has agreed that it will extend the warrants for a reasonable period of time after the shares given outright to Xenolix are registered with the Securities and Exchange Commission. The asset purchase price has been allocated as follows:

   Inventories of ores and
      concentrates                    $    25,000

   Mining equipment                       110,000

   Patents and other
      intellectual property             1,162,792

                                      ------------
     Total Assets Acquired            $ 1,297,790
                                      ============


During 2002, the Company sold precious metals on three occasions. In each case, the Company shipped concentrate to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

       Date            Metal      Ounces       Price          Amount      Refiner Fees    Proceeds
    -------------- ------------ ---------- -------------  -------------- -------------- --------------
    2/14/02(1)         Au           6.467        299.00        1,933.63
                       Ag           2.291          4.51           10.33
                       Pt           6.659        480.00        3,196.32
                                                               5,140.28       1,040.31       4,099.97
                                                          --------------

    5/18/02(2)         Pd          14.821        378.00        5,602.34         716.78        4885.56
                                                          --------------
    9/18/02(2)         Au          23.986        318.80        7,646.74
                       Pt          13.829        553.00        7,647.44
                       Pd          12.086        336.00        4,060.90
                                                          --------------
                                                              19,355.08       2,228.89      17,126.19
                                                          -------------- -------------- --------------
                                           Totals             30,097.70       3,985.98      26,111.72
                                                          ============== ============== ==============

----------------
(1)  The original source of the processed material was silica from Franklin Lake
(2) The original source of the processed material was fly ash purchased from Xenolix Technologies.


7. INCOME TAXES

No provision for income taxes has been made for the periods presented, as the Company incurred net losses. The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate and the elected amount of the valuation on the allowance follows:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements, including the notes thereto.

FORWARD-LOOKING STATEMENTS

This Report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors," "Management Discussion and Analysis," and "Business." The following statements are or may constitute forward-looking statements:

o statements before, after, or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," or "continue," or the negative or other forms of these words; and

o    other statements about matters that are not historical facts.


We may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. In particular, as an exploration state company, our future is highly uncertain.

Although it is important for you to be aware of these limitations regarding forward-looking statements, our disclosure of them does not limit the liability of our officers, directors, control persons, or promoters under the U.S. securities laws for material inaccuracies in, or omissions from, this Report.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President, and Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

None

Item 2.            CHANGES IN SECURITIES

During the period, the following shares of common stock were issued:

 Date           Consideration          Shares        Price          Total
---------------------------------------------------------------------------

11/1/2002       Cash                   857,140       $0.35        $300,000
1/13/03         Cash                   200,000        0.25*         50,000
*Sold pursuant to an option.


The shares were sold to two individuals without registration in reliance on the exemption authority provided in Section 4(2) of the Securities Act of 1933, as amended. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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

February 7, 2003
March 6, 2003

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN LAKE RESOURCES, INC.

Dated:  July 10, 2003                     /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Director

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

Date: July 10, 2003

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

Date: July 10, 2003

/s/ Gregory Ofiesh
--------------------------
Chief Financial Officer