Form 10QSB
period 2003-04-30
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-07-24
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2003

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of and for the period ended April 30, 2003, commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
               At April 30, 2003, and October 31, 2002 (Unaudited)

            Assets                                     4/30/03        10/31/02
                                                    -------------  -------------
                                                     (Unaudited)
Current Assets:
Cash                                                $    229,660   $      8,858
Prepaids and other                                           366            366
                                                    -------------  -------------
Total Current Assets                                     230,026          9,224
                                                    -------------  -------------
Fixed Assets:
Office furniture and equipment                            30,101         30,101
Plant equipment                                          419,469        417,791
Accumulated depreciation                                (298,955)      (279,379)
                                                    -------------  -------------
Total Fixed Assets                                       160,434        168,513
Other Assets:
Reclamation bond                                          19,867         19,867
Patent & intellectual property, less amortization      1,084,930      1,123,690
                                                    -------------  -------------
Total Other Assets                                     1,104,796      1,143,557
                                                    -------------  -------------
Total Assets                                        $  1,485,436   $  1,321,294
                                                    =============  =============
            Liabilities & Shareholders' Equity

Current Liabilities:
Bank overdraft                                      $          0   $      8,985
Accounts payable and accrued liabilities                  59,737         57,597
                                                    -------------  -------------
Total Current Liabilities                                 59,737         66,582
                                                    -------------  -------------
Long-term Liabilities:
Advances by director payable in stock                     45,017          9,017
                                                    -------------  -------------
Total Long-term Liabilities                               45,017          9,017
                                                    -------------  -------------
Total Liabilities                                        104,754         75,599
                                                    -------------  -------------
Shareholders' Equity (Deficiency)
Common Stock                                               9,285          8,155
Additional paid in capital                            31,081,848     30,707,977
Deficit accumulated during the exploration stage     (29,710,451)   (29,470,437)
                                                    -------------  -------------
Total Shareholders' Equity                             1,380,682      1,245,695
                                                    ------------  -------------
Total Liabilities & Shareholders' Equity            $  1,485,436   $  1,321,294
                                                    =============  =============


                 See notes to consolidated financial statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
          For the Six Months Ending April 30, 2003 and 2002 (Unaudited)


                                              --For the six months ending--
                                                  4/30/03        4/30/02
                                               -------------  -------------
Operating Income
Sales to refinery                              $              $      4,100
                                               -------------  -------------
Total Income                                              -              -
                                               -------------  -------------
Operating Expenses
Mineral exploration costs                            74,639        119,886
Depreciation and amortization                        58,336          7,127
Interest income                                                     (1,477)
General and administrative                          108,514        132,516
                                               -------------  -------------
Total Operating Expenses                            240,012        259,529
                                               -------------  -------------
Net loss                                       $   (240,012)  $   (255,429)
                                               -------------  -------------
Shares outstanding at end of period               9,284,059      7,972,990
                                               -------------  -------------
Loss per share                                 $      (0.03)  $      (0.03)



                 See notes to consolidated financial statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                            Statement of Cash Flows
          For the Six Months Ending April 30, 2003 and 2002 (Unaudited)


                                                      --For the six months ending---
Operating Activities:                                      4/30/03       4/30/02
                                                       -------------  -------------
Net loss                                               $   (240,012)  $   (255,429)
Adjustments to restate net loss
  to net cash used in operating activities
Depreciation & Amortization                                  58,336          7,127
(Increase) decrease in prepaids                                -             3,940
Increase (decrease) in accounts payable                       2,402           (401)
                                                       -------------  -------------
Net cash used in operating activities                       (93,397)       (93,583)
                                                       -------------  -------------
Investing Activities:
Acquisition of plant & equipment                             (1,678)    (1,334,751)
                                                       -------------  -------------
Net cash provided by (used in) investing activities              -         (36,418)
                                                       -------------  -------------
Financing Activities:
Increase in amount due director                              36,000         -
Issuance of common stock                                    375,000      1,726,137
Repayment of loan payable                                      -          (100,000)
                                                       -------------  -------------
Net cash provided by (used in) financing activities         411,000      1,626,137
                                                       -------------  -------------
Net increase (decrease) in cash                             229,786        (46,624)
Cash at the beginning of the period                            (127)         7,888
                                                       -------------  -------------
Cash at the end of the period                          $    229,660   $     54,512
                                                       =============  =============




                 See notes to consolidated financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                 April 30, 2003


1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") is an exploration stage company with no mining operations or proven ore reserves. FKLR was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations have always been in the United States. Further, since at least 1996 the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, ending the Company's legal ties to Canada, except that it remained a reporting issuer in British Columbia and Alberta and required to file periodic reports wity those provinces. On March 13, 2003, it was granted an order ceasing such status.

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

Those revenues (see Consolidated Statement of Operations) came from sales of concentrate from Franklin Lake playa sediments and of concentrate from bottom ash it obtained from Xenolix and processed in its testing plant. The Company has not had any sales of concentrates during the period covered by this report.

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


2. SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal periods ended April 30, 2002 and 2003.

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

(c)  Foreign Exchange Gains or Losses

The Company had no significant foreign currency gains or losses during the periods. The Company conducted substantially all of its operations in US dollars for both fiscal years. Various minor expenses incurred in Canada were translated into US dollars based upon the average Canadian exchange rate. The Company had no significant monetary assets or liabilities denominated in foreign currencies at either April 30, 2002 or 2003. Exchange gains and losses are recorded in operations in the period they occur.

(d)  Mineral Properties and Equipment

The Company has expensed the costs of acquiring and exploring its mineralized properties during the periods in which they were incurred, and will continue to do so until it is able to determine if it has commercially recoverable ore reserves present on the properties. If it determines that such reserves exist, it will capitalize further costs.

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date, and anticipates that its cash deposits will be substantially refunded without material additional expenditures.

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


                                                     ---Six Months Ending---
                                                      4/30/2003    4/30/2002
                                                     ----------   ----------

Balance owed at the beginning of the period           $  9,017    $ 202,209

  Management fees at $4,000 per month                   12,000       12,000
  Corporate office rent, supplies, and
    overhead at $2,000 per month                         6,000        6,000
  Testing facility rent at $1,250 per month              7,500        3,750
                                                     ----------  -----------
  Obligations incurred during the period                25,500       21,750
                                                     ----------  -----------
  Balance owed at end of period                       $ 34,517    $ 223,959
                                                     ==========  ===========

  Legal fees paid to officer                          $ 16,000    $  14,700
                                                     ==========  ===========


Litigation with former Director and Executive Officer

On January 21, 1998, the Company had agreed to loan Jimmy John, then director, chairman of the board, and president of the Company, but now neither a director nor an officer, CDN$733,107 (US$467,780) to exercise existing warrants held by him for shares in the Company. The transaction did not involve any cash, but an issuance of shares in exchange for a note. The loan is now due but unpaid and the Company has filed suit against Mr. John for payment of the amount due. Mr. John has filed a defense and counterclaim denying any and all liability to the Company and demanding CDN$19,631 (US$12,527) as reimbursement for legal expenses and an unspecified amount as damages. The suit remains pending, while the Company and its lawyers determine whether the likely amount of a possible recovery justifies the Company continuing to invest its limited resources in the litigation. The Company has written off the receivable (as of October 31, 2001), and believes it is unlikely either to obtain a substantial judgment against Mr. John or to be found liable for a substantial amount to him.

Sale of Property to a Director and Executive Officer

During the fiscal year ended October 31, 1999, the Company's ore testing facilities were located on a leased property near Death Valley Junction, Inyo County, California. The Board of Directors resolved to sell its then-unused property at Amargosa Valley, Nye County, Nevada (known as "the Farm") to raise cash to fund its ongoing exploration and testing activities on its nearby Franklin Lake playa property. The then-President of the Company, Robert Gardner, contacted a number of area real estate brokers to ascertain the approximate market value of the property with the intention of listing it for sale. Father Gregory Ofiesh, then a director and shareholder but not an executive officer, offered to purchase the Farm for $125,000. The Company returned a counter offer, accepting the price but proposing that the Company be permitted to continue to store ores and equipment on the property. Ultimately, the Board of Directors approved the sale on January 12, 2000, with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, together with three directors nominated by Fr. Ofiesh. The sale was completed on February 1, 2000, for a cash payment of $125,000 payable at closing, with transaction costs borne by the buyer and the seller retaining a limited right to store ore samples on the property. On April 1, 2002 the Company leased the entire property from Fr. Ofiesh for a three-year term at $1,250 per month, renewable for a second three-year term. The rents are payable in shares of the common stock of the Company, not in cash. Owing to insufficient detail in the Company's record archives, it was not able to make a reasonable determination of the costs of acquisition of the property, improvements made to the property, or the value on the Company's books at the time of the sale. Therefore, the Company cannot determine the amount of any possible gain or loss on the sale of the property.

5. STOCK OPTIONS & WARRANTS

The Company granted stock options to its directors. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Summary of Options Outstanding:

                                                                   Average
                                                Number of          Exercise
                                                 Shares             Price
                                             ---------------- ------------------
      Balances outstanding; October 31, 2002       162,000           0.45
                                      Issued             0              -
                                     Expired       (37,000)          0.85
                                             ----------------
        Balances outstanding; April 30, 2003       125,000           0.41
                                             ================



                                                 Number
                                              Outstanding &        Average              Exercise
                                                Issuable       Contractual Life           Price
                                             ---------------- ------------------ --------------------

Exercise Prices:
                     $.37 on October 22,2005       125,000            2.25              $ 0.37

                                             ---------------- ------------------ --------------------
                          Total and averages       125,000            2.25              $ 0.37
                                             ================ ================== ====================




                                                Number of
                                             Shares Subject        Exercise            Expiration
                                             to Stock Options       Price                 Date
                                             ---------------- ------------------ ----------------------
                      Five current directors      125,000             0.37           October 22, 2005
                                             ----------------
                                      Total:      125,000
                                             ================

Summary of Warrants Outstanding:
                                              Outstanding &        Average              Average
Exercise Price:                                 Issuable       Contractual Life      Excerise Price
                                             ---------------- ------------------ ----------------------
                    1.08                        1,201,657           (1)                   1.08
                    1.08                        1,201,657           (2)                   1.08
                                             ----------------
                                                2,403,314
                                             ================


                                                Number of
                                             Shares Subject        Exercise            Expiration
                                               to Warrants          Price                 Date
                                             ---------------- ------------------ ---------------------
             Pursuant to contract w/ Xenolix    1,201,657             1.08                 (1)
             Pursuant to contract w/ Xenolix    1,201,657             1.08                 (2)
                                             ----------------
                                                2,403,314
                                             ================


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
                                      ============


During 2002, the Company sold precious metals on three occasions. In each case, the Company shipped concentrate to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

       Date            Metal      Ounces       Price          Amount      Refiner Fees    Proceeds
    -------------- ------------ ---------- -------------  -------------- -------------- --------------
    2/14/02(1)         Au           6.467        299.00        1,933.63
                       Ag           2.291          4.51           10.33
                       Pt           6.659        480.00        3,196.32
                                                          --------------
                                                               5,140.28       1,040.31      4,099.97

    5/18/02(2)         Pd          14.821        378.00        5,602.34
                                                          --------------
                                                               5,602.34         716.78      4,885.56

    9/18/02(2)         Au          23.986        318.80        7,646.74
                       Pt          13.829        553.00        7,647.44
                       Pd          12.086        336.00        4,060.90
                                                          --------------
                                                              19,355.08       2,228.89      17,126.19
                                                          -------------- -------------- --------------
                                           Totals             30,097.70       3,985.98      26,111.72
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

The Company cannot predict the number of shareholders who will accept the rescission offer, or the consequent impact on the Company's finances. The Company notes, however, that in accordance with the Canadian law governing the redomiciliation transaction, substantially the same shareholders were offered a substantially similar opportunity under Canada's "dissenters' rights" statute, and no shareholder tendered shares for purchase. Nevertheless, if a substantial number of shares were to be tendered under the forthcoming rescission offer, the resulting outflow of cash would have a significant adverse impact on the Company's liquidity and financial position.


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

RESULTS OF OPERATIONS

During the second quarter of fiscal 2003, the Company continued its exploring and testing activities. Total expenses for the six months ended April 30, 2003 were $240,012 as opposed to $255,429 for the same period in the prior year. Higher costs of depreciation and amortization were offset by lower expenditures for mineral exploration and administrative expenses.

PLAN OF OPERATION

Since Father Gregory Ofiesh was elected president in March 2000, management has attempted to focus on two matters: bringing the company's finances under control and producing and selling precious metals.

As to the finances, the Company had approximately $300,000 in debts, all of which were paid, negotiated, and/or canceled in exchange for shares of stock. Since then, the Company has paid liabilities promptly. Although the company still has only minimal revenue, it has managed to keep operating debt-free because of periodic private offerings of securities and frequent cash advances by the Company's president. If it cannot continue to raise funds, it may not be able to remain in business.

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


                           PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

None



Item 2.            CHANGES IN SECURITIES

During the period, the following shares of common stock were issued:

 Date           Consideration          Shares        Price          Total
---------------------------------------------------------------------------
11/1/2002       Cash                   857,140       $0.35        $300,000
1/13/2003       Cash                   200,000        0.25(1)       50,000
3/26/2003       Cash                    71,429        0.35          25,000
------------------
(1) Issued pursuant to the exercise of an option.

The shares were sold to two individuals and a limited liability company without registration in reliance on theexemption authority provided in Section 4(2) of the Securities Act of 1933, as amended. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits filed with this report

None.

(2)  Reports on Form 8-K

February 7, 2003  (Press release)
March 6, 2003  (Press release)




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN LAKE RESOURCES, INC.

Dated:  July 24, 2003                     /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Director


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

Date: July 24, 2003

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

Date: July 24, 2003

/s/ Gregory Ofiesh
--------------------------
Chief Financial Officer