Form 10QSB/A
period 2003-04-30
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-07-28
CIK 879519

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

PLAN OF OPERATION


At April 30, 2003, the company had cash on hand of $229,660, compared with a net cash deficit of $127 on October 31, 2002. During the period, we received $375,000 in cash for the issuance of new shares of stock. This is a net cash usage of $145,213, or $24,200 per month. If our operations continue at the same rate, our cash will last for a little over nine months. We expect, however, that our cash usage will increase over this period due to expanded operations. Although we cannot predict the rate at which we will be able to expand, or know for certain if we will be able to expand at all, management thinks it is unlikely that our cash on hand will last for more than six to seven months. If we are not able to raise additional cash before the end of this period, we will not be able to continue operations. We cannot predict at this time the amount of cash that will be needed during the next 12 months.

We intend to continue our exploration efforts, including filing applications with appropriate regulatory agencies for authorizations for larger-scale sampling and processing operations. Although there can be no assurance that we will ever be able to achieve production, we believe that progress to date in our exploration activities justifies beginning to prepare for larger-scale sampling, the first step of which is to obtain the required governmental approvals and permits. Further, if justified by our progress, we may purchase additional equipment; we do not believe that under any circumstances total expenditures for such equipment will exceed $50,000. Similarly, we may require the services of additional personnel; however, we cannot now predict the specific types of personnel that may be required or whether the services will be able to be performed more effectively by employees or independent contractors.



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

                                          FRANKLIN LAKE RESOURCES, INC.

Dated:  July 25, 2003                     /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Chief Financial Officer, and Director


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

Date: July 25, 2003

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

Date: July 25, 2003

/s/ Gregory Ofiesh
--------------------------
Chief Financial Officer