Form 10KSB/A
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-10-08
CIK 879519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2

                                       to

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21812

                          FRANKLIN LAKE RESOURCES INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

                  NEVADA                                52-2352724
    ---------------------------------           --------------------------
       (State or jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

 172 Starlite Street, South San Francisco, California 94080     (650) 588-0425
 ------------------------------------------------------------  ----------------
         (Address and telephone number of principal executive offices)

                                       N/A
               ------------------------------------------------------
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

[ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:   $26,112.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2002:

         $1,164,255

Number of outstanding shares of the registrant's $.001 par value common stock, as of October 31, 2002:

         8,155,490

                                      -ii-

                                INTRODUCTORY NOTE

THE ORIGINAL ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED OCTOBER 31,
2002, WAS FILED JANUARY 30, 2003, AND A FIRST AMENDMENT WAS FILED ON JULY 2,
2003. THIS SECOND AMENDMENT IS FILED NEARLY A YEAR (11 MONTHS) AFTER THE END OF
THE FISCAL YEAR TO WHICH IT PERTAINS. MANY SUBSTANTIAL CHANGES HAVE TAKEN PLACE
SINCE THE END OF THE FISCAL YEAR AND READERS SHOULD NOT RELY ON INFORMATION
CONTAINED IN THIS SECOND AMENDED REPORT AS BEING CURRENT INFORMATION AT THE TIME
IT IS FILED; READERS SHOULD REVIEW ALL SUBSEQUENT FILINGS (QUARTERLY REPORTS ON
FORM 10-QSB AND CURRENT REPORTS ON FORM 8-K) BUT, IN SO DOING, SHOULD UNDERSTAND
THAT NOT ALL CHANGES THAT HAVE TAKEN PLACE ARE COVERED IN SUCH REPORTS; THE
ANNUAL REPORT ON FORM 10-KSB REQUIRES SUBSTANTIALLY MORE INFORMATION THAN IS
REQUIRED TO BE REPORTED IN THE 10-QSB OR IN THE 8-K AND, THEREFORE, SOME CHANGED
INFORMATION WILL NOT BE REPORTED UNTIL THE ANNUAL REPORT ON FORM 10-KSB FOR THE
CURRENT FISCAL YEAR, ENDING OCTOBER 31, 2003 (REQUIRED TO BE FILED WITHIN 90
DAYS AFTER THE END OF THE FISCAL YEAR).

Item 1 - DESCRIPTION OF BUSINESS

Background - Redomiciliation

     Franklin Lake Resources Inc. ("FKLR," "Franklin Lake," "we" or "us"), an
exploration stage company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for the extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the
Canada Business Corporations Act on May 23, 1986, with our principal place of business in Vancouver. Although we had some business in Canada and at least one other country, our principal exploration operations have always been in the
United States. Further, from approximately 1996 or perhaps earlier we believed that the large majority of our shareholders had been residents of the U.S. In the year 2000, we moved our executive and administrative offices to South San
Francisco, California, effectively ending our business connections in Canada. On
October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of
Domestication were filed with the Secretary of State of Nevada and Naxos was
"continued" as a Nevada corporation under the name Franklin Lake Resources Inc.
Naxos Resources (U.S.A.), a California corporation, a wholly-owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of
Discontinuance, which we understood at the time would formally end the Company's legal ties to Canada. We later learned, however, that we remained a reporting issuer in British Columbia and Alberta, and so we applied for, and on March 13,
2003 received, an order from both provinces ceasing our reporting status. On
January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the
Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

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

     In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new
Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys.. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, to ensure compliance and to forestall any civil liability that could arise out of the transaction in the future, we intend to file a registration statement with respect to the Nevada shares and to make an offer of rescission to persons who were beneficial owners of our shares on January 3, 2001.

     We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting cash outflow could have a material adverse effect on our liquidity and financial
position.Exploration Stage Company

     We are a company in the "exploration stage", as the term is defined in the the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to
be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the productions stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals. From its inception through the year 2000, the
Company has obtained more than a dozen geological studies of the Franklin Lake area and assays of the earth (including brine and tailings). While some of the studies and tests have had positive indications and others have recommended further work, still others have found that the amount of precious metals is either virtually nonexistent or too small to justify further development (see
"Historical Drilling and Assaying Activities" under "Item 2 - Description of
Property" below).

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

     Between November 1, 2002 and April 30, 2003 we received $325,000 in cash from two accredited investors in a private placement of our common stock at
$0.35 per share; and we received $50,000 in cash from a shareholder who exercised an option to purchase 200,000 shares at $0.25 per share. All funds received were applied to working capital.

Purchase of Equipment and Processes from Xenolix

     On April 9, 2002, we also purchased certain assets from Xenolix
Technologies, Inc., an Arizona-based mining and technology company that had recently suspended operations. We purchased several items of equipment used in mineralized material handling and processing, with a depreciated book value of
$110,000, and concentrates and precious metals having a value of approximately
$25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we believe will be applicable to the mineralized material on our properties. (Such processes also seem to apply to bottom ash, a residue from burning coal. Since the acquisition, we have delivered a small amount of processed bottom ash to a refiner. It was able to recover precious metals from the material and it purchased those metals from us.) As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock to Xenolix Technologies, and agreed to register the shares under the Securities Act of 1933 as soon as practicable.
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
The restitution amount would be reduced by the amount paid to investors in the rescission offer. In addition, Xenolix and Johnson were each ordered to pay to the State of Arizona an administrative penalty of $10,000 and $5,000 respectively, which would be reduced to $5,000 and $2,500 upon successful completion of the rescission offer.. The Order was issued by the Arizona
Corporation Commission on December 4, 2001

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

     Although we knew of the ACC enforcement action against Xenolix and Johnson, we were assured by both Xenolix and Dr. Johnson, and we believed at the time, that the metal recovery processes covered by the two patents were fundamentally different processes from the one examined and discredited by ACC. We did not, however, engage independent experts to examine the patents or relevant processes. Instead, a provision of our asset purchase agreement with them required Johnson to demonstrate, to our satisfaction, the efficacy of the patented or other processes in recovering precious metals from the mineralized sands on our Franklin Lake property. That demonstration was to have occurred by
October 9, 2002, but was postponed by mutual agreement. Although Johnson has worked for us on occasion, assisting us with certain laboratory activities, he has not demonstrated the operation of the processes subject to the two patents or any other processes successfully. We have requested legal counsel to advise us whether we have the right to cancel the warrants and the shares we issued to
Xenolix should Johnson be unable to successfully demonstrate his processes using
Franklin Lake material. However, doing so may involve us in litigation with
Xenolix and Johnson, the cost or outcome of which we cannot now predict.
Moreover, as intangible assets the patents and related processes are subject to our quarterly impairment review. Should our review determine that the carrying value on our balance sheet of the assets exceeds the expected future cash flow value of the assets, we will have to take an impairment charge, that is an increase in operating loss and decrease in shareholders' equity, possibly for the full $1,162,792 carrying value of the intellectual property assets.

     The Company has no agreements or arrangements with Dr. Johnson, except to the extent that the agreement covering our purchase of assets from Xenolix requires Xenolix to secure his cooperation with us in implementing a process for the production of a product containing the specified concentration of precious metals to sell to a refiner. We have also used Dr. Johnson as a consultant to assist in such tasks as installing and adjusting concentrating and laboratory equipment on a per task or per diem basis, but have no plans to do so in the future. Staffing

     As of October 31, 2002, besides its two executive officers the Company employed three full-timeand one part time employee, all in the United States. We believe that our relationship with our employees is good.

Regulation And Licensing

     From our inception through October 31, 2001, the Company, doing business as
Naxos Resources, was primarily subject to the law of Canada and required to file various reports with agencies of Canada (including British Columbia and
Alberta). Because the majority of the former Naxos' shareholders were residents of the U.S., however, we were also required to file certain reports with the
Securities and Exchange Commission ("SEC") including Annual Reports on Form
20-F, but not quarterly reports. Our most recent report on Form 20-F was filed for the fiscal year ended October 31, 2000. As Franklin Lake, we are primarily subject to U.S. and Nevada law. (See "Background - Redomiciliation," above.) As a Nevada corporation, for the fiscal year 2002 and subsequent years we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB,
Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2002, all
such reports were filed as required.

     Our exploration activities are subject to various laws and regulation governing prospecting, development, exports, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, toxic substances and other matters. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. Further amendments to current laws and regulations governing operations and activities of companies involved in mineral exploration are actively considered from time to time and could have a material adverse impact on us.

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

     We have obtained the necessary permits or exemptions for exploration work performed to date, and will continue to seek such permits in the future wherever required. To date, we have not experienced any material adverse economic effects as a result of complying with applicable laws relating to the protection of the environment, but there can be no assurance that it will not suffer such adverse effects in the future. If and when we are able to commence production, such issues will become more complex and costly to deal with.

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

Canada Regulatory Findings

     Jimmy John ("John") was the principal founder of the Company (then known as
Naxos Resources, Ltd.) and its president from 1990 until March 12, 1998. In
March 1999, the Alberta Securities Commission ("ASC") made findings that

     (i)  John "displayed a wanton disregard for the necessity of issuing accurate press releases,"

     (ii) under John, the Company issued a number of press releases that "either contained exaggerated language, misleading information or omitted to publish unfavorable results,

     (iii) for purely promotional purposes, without due regard for the truth,"

     (iv) there "has been a consistent pattern of later filing of insider reports by John in respect of his trading in Naxos shares."

As a consequence of such findings, and with John's consent, the ASC issued an order that

     (i)  certain exemptions in the Alberta securites law and regulations would not apply to John for a period of 10 years,

     (ii) "John resign any and all positions that he may have held as a director or officer of any issuer,"

     (iii) "John be prohibited from becoming or acting as a director or officer, or both, of any issuer for period of 10 years," and

     (iv) "John cease all trading in all securities," as defined in the Alberta securities laws, for a period of 10 years.

     In October 2000, the British Columbia Securities Commission ("BCSC"), based on grounds similar to those relied on by the ASC and with the consent of John, issued an order that

     (i)  "John cease all trading in any security for a period of 10 years"
          (except that he is allowed to sell securities he owned at the date of the order subject to strict conditions),

     (ii) "John resigne any position he holds as a director or officer of any issuer in British Columbia,"

     (iii) "John is prohibited from becoming or acting as a director or officer of any issuer in British Columbia for a period of 10 years," and

     (iv) "John is prohibited from engaging in investor relations activities in
          British Columbia for a period of 10 years."

Self Regulatory Organization Actions

     Our common stock began trading on the Alberta Stock Exchange (ASE) in May of 1987. ASE halted trading on May 30, 1996 as a result of a dispute with the
Company over compliance with listing requirements, assaying methods, assay results, and press releases. ASE suspended trading on September 3, 1996 and on
January 27, 1997 issued a notice of hearing to delist the common stock. The
Company filed a response opposing the delisting and disputing ASE claims.

     On December 18, 1996, the ASE notified the Company of its intention to delist the Company from the ASE on the close of business on Monday, January 27,
1997, for failure to maintain listing requirements. Subsequently, on January 22,
1997, the ASE issued a Notice of Hearing and Particulars to consider whether the
Company and its President, Jimmy John, are in breach of any ASE requirements, the ASE Policies and Procedures Manual, the Bylaws and/or any provisions of the
Alberta Securities Act. On May 31, 1997 the Company and some of its shareholders filed an action opposing the ASE actions. On July 18, the Company settled the dispute and voluntarily delisted its shares.

Competition

     The business of mineral exploration is highly competitive and tends to be dominated by a limited number of major mining companies. Although we do not compete directly against any particular firms for sales or market share, many of the human and physical resources we may require - such as engineering professionals, skilled equipment operators, and managers, as well as extractive and metallurgical processes and equipment -- are also sought by companies with substantially greater financial means than we possess, which places us at a competitive disadvantage in obtaining such resources. Accordingly, we cannot be certain that we will be able to obtain the human and physical resources we may need from time to time or to obtain them at an affordable cost.

Risk Factors

     Investing in our common stock is very risky. You should consider the following specific risks before making an investment in our securities.

EXPLORATION FOR ECONOMIC DEPOSITS OF MINERALS IS SPECULATIVE.

     The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage.

Some, but not all, other companies who have attempted to do so have failed to find any valuable minerals in "desert dirt." We expect to expend considerable funds before we are able to determine whether there is a commercially mineable ore body on our property. Should we fail to find adequate valuable minerals before our funds are exhausted, and if we cannot raise additional capital, we will have to discontinue operations, which could make our stock valueless.

EVEN IF WE ARE ABLE TO LOCATE VALUABLE ORE SITES, WE MAY NOT BE ABLE TO EXTRACT
THE MINERALS PROFITABLY.

     In particular, the silica or "desert dirt" from which we are attempting to extract minerals has proven difficult and other companies have failed and gone out of business because they have not been able to design and apply economic extraction processes. The Company is working to design such a process , but we do not yet have sufficient experience with it to make a reasonable prediction of our success. Without an economic extraction process, we will not be able to produce sufficient revenues to sustain operations, or demonstrate the existence of mineable reserves, and we will likely fail.

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

OUR DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT AMOUNT OF STOCK OF
FRANKLIN LAKE AND EXERT CONSIDERABLE INFLUENCE OVER US

     As of October 31, 2002, our directors and executive officers beneficially owned approximately 59.2% of voting power represented by our outstanding common stock, and upon the exercise of all outstanding warrants and options would own about 57.7%. Our President and CEO, Fr. Ofiesh, owns 53.7% of our common stock, and potentially owns 47.0% with the exercise of warrants and options. As a result, these stockholders are effectively able to decide all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control that may be favored by other stockholders.

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

     5.   Company disclosures regarding the results of various stages of our exploration operations.

Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE
OUTSTANDING SHARES

     As of October 31, 2002, approximately 36,844,510 shares of our common stock were authorized but unissued and 5,465,314 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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

Franklin Lake Site

     Franklin Lake is a dry lake in Inyo County, California. The lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration efforts. Most of the land in the area, and all of the land on which the our current claims are located, is owned by the U.S.
Government and managed by the Bureau of Land Management ("BLM"). (Some of the
land in the area is owned by the State of California and managed by the State
Lands Commission. We previously had claims on a portion of this land, but abandoned them more than three years ago.) In our annual report for Fiscal Year
Ended October 31, 2000, we reported ownership of 408 placer claims, covering approximately 8,000 acrea. The claims entitle us, subject to restrictions
(including a requirement that we apply for permission to undertake most of the specific activities that will be necessary for us to accomplish our purposes), to explore for precious metals and other min erals and to extract them if we determine it would be feasible to do so. During the following year, we abandoned the 408 claims and, in association with seven other persons, immediately restaked substantially the area as covered by the 408 claims as 58 placer association claims. Such a claim may be owned by up to eight persons (including corporations) and may cover as much as 160 acres (placer claims, such as our original claims, are limited to 20 acres each), but the annual maintenance fee
($100 per claim) is the same for each type; thus, the restaking considerably reduced our annual claim costs. The owners of the placer association claims, each having a one-eighth interest in each claim, are: the company itself, three independent parties, two employees of the company, a former employee, and a son of the president of the company. The company has options to buy the interests of the other parties for one dollar per claim per person.

     A claim is established by filing a document describing the land covered by the claim with the BLM and recording it with the county in which the land is located. Such filing and recording do not protect us against any other claim to the same land that may have been filed earlier or otherwise assure us that the claim is valid. We did not have a title search on the 408 claims and we have not had a title search on the placer association claims, nor have we obtained a legal opinion on the validity of our specific placer association claims.

     The Franklin Lake property lies in the Amargosa Valley in the eastern portion of the Death Valley Quadrangle, near the border with Nevada. Access is from State Highway 127 via approximately three miles of unpaved road, and we believe the road to be adequate for the foreseeable future. The playa consists of alternating layers of sand, gravels and clays deposited by run-off from the highly mineralized Bare and Yucca Mountains and the Western California Furnace
Creek Mountains, trapped by the natural damming effect of Eagle Mountain in the southeast.

     Currently, the property is dry, generally flat, and in its natural state.
There has been no significant activity on the property other than test drilling and surface sampling. Power, when needed, is supplied by portable generators.
There is no equipment or infrastructure on the property.

     Our consultants, citing various Bureau of Land Management
geologicalreports, have suggested in various reports that the probable source of enrichment for the playa material was erosion of gold- and silver-mineralized quartz veins in the mountains bordering the upper Amargosa Valley. Numerous mineral deposits were known as long as century ago to exist in these mountains, including gold, silver, platinum, lead, copper, zinc, mercury, tungsten, gypsum, marble, borax, sulfur, and other industrial minerals. Most of the mineral districts have gold and silver deposits in quartz veins in Tertiary volcanic rocks, some have veins in Paleozoic or Precambrian sedimentary and metamorphic rocks. In several districts, gold is in part "disseminated in dolomite beds."
(Dolomite is a commonly-occurring sedimentary rock material.)

     Although independent assay reports have demonstrated the presence of gold, silver and platinum group metals in the playa material, the reports do not define the form in which the metals occur or describe any effective means of extracting them from the earth in larger than laboratory-size samples. Until we can improve our existing process, create a new process, or obtain a process from a third party that will allow us to treat substantially larger samples, we cannot make a reliable estimate of the concentration of the metals in the earth or the cost of recovering them and, consequently, we cannot predict whether we will be able to recover any metals on a profitable basis. Furthermore, our sampling programs to date have drilled only to 250 feet, and at intervals that are insufficient to determine whether the mineralization may continue through larger areas of the playa. Accordingly, our Franklin Lake property is currently without known reserves, and all of our activities to date have been and continue to be exploratory in nature.

Historical Drilling And Assaying Activities

     Since 1991, the Company has conducted several drilling and assay programs on the Franklin Lake Property. On July 10, 1991, Fred Holcapek, P.Eng., from
Richmond, BC, submitted a report entitled "Report on the Bulk Sampling Conducted at Death Valley Junction," which, among other conclusions, stated that the bulk sampling program established the following (paraphrased, except where information is contained within quotation marks):

     o    Reported precious metal values from mill tailings, brine, brine sediments, and the Amargosa River deposits were confirmed by fire assaying;

     o    Precious metals recovered by ferrous sulfate precipitation from brine suggest possible economic values and assaying sediments from the brine give precious metal values. Additional tests are required to establish the average precious metal content for both the brine and the sediments; and

Assay results from the Amargosa River are very impressive, but are selected grab samples; the importance of these samples is

     o    that they indicate widespread precious metal occurrence; and

     o    additional investigations are warranted to establish the dimension, grade, and economic significance of the showings.

     On October 18, 1994, Sierra Laboratories, of Silver City, NM, issued a report entitled "Metallurgical Investigation and Pilot Production Facility
Feasibility Study and Evaluation," which, among other things, stated that:

     o    The ore material has an evenly distributed amount of recoverable values in the ore composition.

     o    The ore material can effectively be reduced to a mesh size, that is compatible with developing a physical concentrate - a combination gravity/flotation concentrate. The grade of values contained is high enough to demand attention.

     o    The concentrate can be refined.

     In May 1995, Davis & Associates, Geologic and Mining Engineers, of Provo,
UT, issued "Report on the Franklin Lake Property near Death Valley Junction,
Inyo County, California (it includes over a dozen studies and reports from other geologists, engineers, and assayers as appendices). In the Abstract, it states:

          "The Franklin Lake Playa, located in Inyo County, California, near
     Death Valley, is very unique. The Lake Playa is in the Amargosa Valley and is at the southern end of this Valley where Eagle Mountain has abruptly made a damming effect causing the Lake and the Playa to form. The Amargosa
     Valley drainage is from Nevada, with its headwaters north of Beatty, Nevada
     (approximately 15 miles). It flows south through this wide valley which is fed by many mineral deposits and minerals . . . . There is considerable mineralization and mines in Bare and Yucca Mountains and in the Western
     California Furnace Creek Mountains. All the drainage flows into the
     Amargosa Valley and to Franklin Lake Plays.

          "The Franklin Playa is very important because of evaporation. The USGS has indicated that there is over a billion gallons of water evaporated from the Amargosa Valley every year. In the hot summer saturated water is wicked to the surface and there evaporated leaving a crust of crystal sediments of greater mineral value. There are over 183 million tons of sediments, to the depth of 40 feet, which has been tested and drilled. Deep wells have been drilled on the playa by the USGS to determine subsurface water storage and mineral content and the movement of ground water. The 12 wells that have been tested in this report have brine water within 10 to 15 feet of the surface. The brine water being tested has a considerable amount of minerals. The residue from the evaporation or drying of the brine has a potential of precious metal."

     In a letter dated August 10, 1995, Davis & Associates, Mining and Geologic
Engineers, calculates the gold and silver reserves of the Franklin Lake Playa.
Because of uncertainties arising after this letter was written, the Company is not relying on it.

     On October 14, 1997, Ledoux & Company, of Teaneck, NJ, issued three Reports of Analysis showing positive results in tests for gold. Because the tests were not performed using a chain of custody or otherwise determined to be reliable and because of subsequent developments, the Company is not relying on these reports.

     On July 9, 1998, Alfred H. Knight North America Ltd., of Spartanburg, SC,
issued a Certificate of Assay showing the results of tests of ten samples, each of which showed gold of less than 1 part per million

     On September 1, 1998, Sanguinetti Engineering Ltd., of Vancouver, BC,
issued a Summary Report on the 1998 Auger Drilling Program at the Franklin Lake
Property, Inyo County, California. In the Summary, it states (in part):

          "Gold and silver values have been reported in sediments of the playa and brines in underlying aquifers. Previous analytical methods which have produced significant values have been from non-certified laboratories or by using non-standard, proprietary methods or "black box" technology. To date, there has been no documented gold or silver production from the property.
     Assay and analytical results by standard repeatable methods have been negative or inconclusive."

          "Naxos first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between
     1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were presnt and ould be economically extracted from materials at Franklin Lake. The proprietary "standard" fire assay method for gold and silver developed by
     Dr. Paul Blumberg of Ledoux & Company claimed to be the first method to give accurate, repeatable results of this material. Based on this claim, a program of resource definition was prorpsed by Naxos for the 1998 field season."

          Samples were shipped to three laboratories for analysis. One (Ledoux)
     showed "exceptionally high values for gold . . . up to 10/g/t, [but, they]
     showed no correlation with the geology of the holes, nor with the results from Knight [i.e., Alfred H. Knight North America Ltd., of Spartanburg
     South Carolina] or Rocky Mountain [i.e., Rocky Mountain Geochemical of
     Sparks, Nevada], both of which showed essentially nil values for gold. As a result of the discrepancy between the laboratories an assay audit test...

     showed that the samples which had been analyzed under strict controls did not contain more than 0.1 g/t gold. Thus, all of the samples analyzed by
     Ledoux & Company in 1998 were suspect."

          "The lack of any repeatable gold values in all of the drill hole material analyzed by the Ledoux protocol in 1998 suggests that there are no economic gold values present in the area tested. The failure of this program to demonstrate any economic gold values in the area tested by repeatable, conventional assay methods leads us to the conclusion that threa re no economic gold values present in the area of the Franklin Lake playa tested in 1998. No further work or expenditures are recommended for the Franklin Lake property."

     In contrast to the foregoing comments from the Summary, in the body of the report there is a review of earlier work by others, under "Previous Work,"
showing more positive results:

          "Exploration work . . . [has] been documented on the property since the early 1960's. This work has been encouraged by reports of high assay values of solver, gold and platinum group metals. (Examples omitted.)
     Numerous other published sample results from work done on brines and sediments by different companies and individuals between 1966 and 1989 gave similarly high and encouraging values."

     On October 22, 1998, General Engineering Laboratories, Inc., of Charleston,
SC, sent the company the results of tests on seven samples submitted to it by the Company. The samples showed an average of 0.15 parts per million gold.

     In July 1998, Rocky Mountain Geochemical ("RMG"), directly and through a subcontractor ("Sub"), sent the Company results of approximately 245 tests. With only a few exceptions, the tests for gold showed less than 0.1 ppm. Some RMG tests also covered platinum, palladium, and rhodium, but not silver; one set of
5 samples showed 3 ppm platinum, but all other samples of platinum and all samples of palladium and rhodium showed 1.1 ppm or less. The Sub's tests covered silver, but not platinum, palladium, or rhodium; they showed an average of less than 0.1 ppm silver. Three samples in one RMG reports showed extraordinarily high amounts of gold, platinum, palladium, and rhodium, but the Company cannot explain why they differ so much from the others and cannot rely on those results.

Exploration Difficulty and Change of Strategy

     As explained above, we received various conflicting assays with respect to what minerals, if any, exist at our Franklin Lake site and whether they exist in a quantity and in a form that would warrant development. Differences in expert opinions often exist as to what methods of analysis to use, whether deposits are homogeneous throughout a specified area and what metals, if any, are present, and, if present, of what grade, form and quantity

     After examining some of the past tests and studies, and viewing the extremely limited financial resources of Company, the new management decided that it would:

     o    conduct all future exploration and sampling on the site internally;

     o    limit the use of outside laboratories;

     o    minimize the use of outside consultants; and

     o    make a new determination of the areas of the property to explore and the sampling to be done,

all in an attempt to gain the maximum benefit at the minimum cost.

     The difficulty in obtaining consistent assay results, we believe, arises from the unique nature of the mineralized material We are attempting to design a process using mechanical pre-treatment and concentration of the material together with chemical leaching that will enable us to sample larger batches. If we are successful in developing the process, we intend to move to bulk sampling of perhaps half a ton of material per day, which we think will give us more consistent results. If warranted by the Company's internal efforts, we will seek verification from independent geologists and assayers. If such verification is received, we will seek further funding, probably in the form of a private placement of common shares, and attempt to expand our operations to the development stage. If our efforts continue to be inconclusive, we probably will not be able to continue in business.

     Since the end of the fiscal year, we have made progress, but not to the extent we had hoped. Accordingly, we have again sought the assistance of two experienced professionals as consultants and may work with others as well. It is still too early to determine whether we will verify values in the playa material that will warrant development.

Sales From Test Samples

     In 2002, for the first time in the Company's history, we produced concentrate from which a refiner recovered precious metals and purchased the metals from us. However, we have not concluded that we have a process by which we can consistently recover precious metals, as our results continue to be inconsistent. We are currently working on improving our process and scaling up our operations for larger batch sampling, which should give us better information on the viability of our processes and the potential value of the
Franklin Lake silica. If we are to be able to continue these efforts, we will be required to raise additional capital and there is no assurance we will be able to do so. If we are not able to design an effective process for larger scale sampling, we may not be able to continue in business.Our sales in 2002 included metals recovered from treating bottom ash using a process and material which we purchased from Xenolix Technologies. The process involved an ion exchange resin that was charged with standard elements in hydrochloric acid form that is absorbed by the resin to create a precipitate (solid material that drops out of the solution). A refiner was able to recover precious metals from the treated material and purchased them from us. (See detail in Note 6 to the Financial
Statements, Asset Acquisition Agreement with Xenolix.) Subsequent to the period covered by this report, however, we ceased pursuing a process for treatment of bottom ash.

     During the year, the Company sold precious metals on three occasions. In each case, the Company shipped processed material to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

Date               Metal      Ounces    Price (US$)           Amount(US$)       Refiner Fees     Proceeds
--------------- ------------ --------- -------------- ------ --------------- ---------------- ---------------

2/14/02(1)          Au          6.467         299.00               1,933.63
                    Ag          2.291           4.51                  10.33
                    Pt          6.659         480.00               3,196.32
                                                             ---------------
                                                                   5,140.28         1,040.31        4,099.97

5/18/02(2)          Pd         14.821         378.00               5,602.34           716.78        4,885.56

9/18/02(2)          Au         23.986         318.80               7,646.74
                    Pt         13.829         553.00               7,647.44
                    Pd         12.086         336.00               4,060.90
                                                             ---------------
                                                                  19,355.08         2,228.89       17,126.19

                                                             --------------- ---------------- ---------------
                                       Totals                     30,097.70         3,985,98       26,111.72
-------------------------------------------------------------------------------------------------------------
(1)  The original source of the processed material was silica from the Franklin
     Lake property.
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

         The Company then began moving the equipment from Death Valley Junction and that acquired from Xenolix (located in Winslow, Arizona) to the Farm and assembling it, along with the equipment already there, into a single processing facility. We also had to clean the building and land at Death Valley Junction before returning it to the owner. This was a much larger undertaking than we originally anticipated and, with our small crew, took the rest of the fiscal year to complete. We believe that the plant we have constructed will allow us to process several tons of material a day.

South San Francisco Office

         The Company uses space in a building owned by ourPresident for its executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1, 2001, the Company began to pay Father Ofiesh rent at the rate of $1,258.00 per month. Effective November 1,
2001, the payment was adjusted to $2,000 per month. The board of directors, by unanimous vote with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, determined that the amount was reasonable, and that the arrangement was beneficial to shareholders in that Fr. Ofiesh's willingness to accept stock in payment of rent would preserve company funds needed for exploration expenses, versus renting comparable space with support services elsewhere for cash. The four directors voting were independent directors.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of
October 31, 2002 we had 8,155,490 shares of common stock outstanding. There were approximately 805 record owners and approximately 4,700 beneficial owners of our common shares. There are warrants outstanding to purchase an additional
5,303,314 shares, and options to purchase an additional 160,000 shares, at exercise prices ranging from $0.25 to $1.08.

     The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

             Period                                High        Low
             ------                                ----        ---

November 1, 1999 to January 31, 2000             $ 2.20      $ 0.63
February 1, 2000 to April 30, 2000                 1.25        0.63
May 1, 2000 to July 31, 2000                       0.63        0.50
August 1, 2000 to October 31, 2000                 1.88        0.40

November 1, 2000 to January 31, 2001               0.59        0.30
February 1, 2001 to April 30, 2001                 0.48        0.25
May 1, 2001 to July 31, 2001                       2.30        0.30
August 1, 2001 to October 31, 2001                 0.80        0.40

November 1, 2001 to January 31, 2002               2.90        0.70
February 1, 2002 to April 15, 2002                 1.42        0.60
May 1, 2002 to July 31, 2002                       0.85        0.20
August 1, 2002 to October 31, 2002                 1.03        0.25

November 1, 2002 to January 31, 2003               0.60        0.23
February 1, 2003 to April 30, 2003                 0.89        0.30

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

Recent Sales of Unregistered Securities

     The following securities were sold by officers of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our President, Fr. Ofiesh, in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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
Certificates representing the securities bear a legend to that effect. The shares were offered and sold by our President, Fr. Gregory Ofiesh, who in doing so relied non-exclusively on exemptions from the broker-dealer registration requirements of the Exchange Act provided under Rule 3a4-1.

Father Ofiesh:

          a)   Is not subject to a section 3(a)(39) disqualification;

          b)   Is not compensated directly or indirectly on the basis of
               transactions; and

          c)   Is not an associated person of any broker or dealer.

Specifically, reliance was on section (a)(4)(i)(A) and (a)(4)(ii) as to the purchase of $300,000 of our common stock by the Prudent Bear Fund, a registered investment company; and on (a)(4)(ii) as to $50,000 sold to an investor upon exercise of warrants, and $25,000 sold to a private investment company. Fr.
Ofiesh's handling of the stock transactions was strictly incidental to his primary duties as CEO, and has not involved participation in more than a single offering in any 12-month period.

                                      -22-

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

     In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2002, we had working capital in the amount of $58,630 compared with $33,914 at October 31, 2001, and $61,657 at October 31, 2000.
(Working capital also was materially changed by the private placement funds of
$300,000 we received November 1, the day following the end of our fiscal year.)

     During fiscal year 2002, the Company incurred mineral exploration costs of
$296,676, all on our Franklin Lake properties. During fiscal year 2001, we incurred such costs of $162,005, and in 2000 of $247,115. We expect to continue to concentrate our resources on further exploration of the Franklin Lake property, and on further efforts to design an effective process for treating the silica.

     During the fiscal year ended October 31, 2002, the Company had revenue from operations of $26,112, all from sales of precious metals. $4,100 was the net proceeds from the refiner on our sale of approximately 15-1/2 ounces of gold, silver and platinum extracted from concentrates of Franklin Lake material processed in our test facility at Amargosa. The remainder was proceeds from the sale of about 65 ounces of metals extracted from bottom ash we purchased from
Xenolix Technologies and processed in our facility. "The costs of extraction, however, exceeded the amounts received in the sales and the Company, therefore, is switching to a different process for working with the silica and is abandoning its efforts to work with coal ash." The Company had no other revenue from operations since its inception.

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

     To date, largely because it has engaged only in exploration and testing and not in production, the we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

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

Subsequent Events

     Between November 1, 2002 and April 30, 2003, the Company received $300,000 in cash from an investor for the purchase of 857,143 shares of our common stock at $0.35 per share, together with an equal number of detachable warrants to purchase our common stock at $0.50 per share for one year, by Prudent Bear
Funds, Inc., an investment company registered under the Investment Company Act of 1940. Ownership of the warrants is shared equally by Prudent Bear Fund, Inc.
and David L. Tice and Associates, LLC.

     Also during that period we received $25,000 on the same terms from West Tec
LLC, a Michigan private investment company controlled by Stephen Plumb, who is not an affiliate of Franklin Lake; and $50,000 from Forrest Godde, an investor who now holds about 15.5% of our outstanding common stock but does not work for us, upon exercise of an option at $0.25 per share.

     The average bid price of our stock on the OTC Bulletin Board at the time of the above transactions was about $0.40. We believe the sales prices of the unregistered shares to be fair, considering the legal restrictions on their resale under federal securities laws.

Plan Of Operation For Fiscal Year 2002-2003

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
(an exploration stage company) (formerly Naxos Resources Ltd.) ("The Company")
as of October 31, 2002 and its consolidated statements of operations, stockholders' equity, cash flows for the year ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the consolidated financial statements as of October 31, 2001, nor the cumulative data from inception through October 31, 2001 in the statement of operations, stockholders'
equity and cash flows, as this period was audited by other auditors whose report, dated January 3, 2002, and re-issued June 23, 2003, which expressed an unqualified opinion, was furnished to me. My opinion, as far as it relates to the amounts included for cumulative data from May 23, 1986 through October 31,
2001, is based solely on the report of the other auditors.

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

                          FRANKLIN LAKE RESOURCES, INC.
                         (Formerly Naxos Resources Ltd.)
                          An Exploration Stage Company

                   Notes to Consolidated Financial Statements

                                October 31, 2002

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company"), is an exploration stage company with no mining operations or ore reserves. FKLR was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the
Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations had always been in the
United States. Further, for at least the prior few years, the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October
29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources
(U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On
January 3, 2002, Industry Canada issued a Certificate of Discontinuance, ending the Company's legal ties to Canada. The Company remained a reporting issuer, required to file periodic reports in British Columbia and Alberta, until March
13, 2003, when it was granted an order ceasing such status. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites if and where they may be found, and developing processes for extracting them from the earth. The Company's principal exploration property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the exploration assets of Xenolix Technologies, Inc.
("Xenolix"), consisting of equipment, partially processed material, and two patents and related intellectual property. It terminated its operations at Death

Valley Junction and moved its equipment from that site and the equipment acquired from Xenolix and re-assembled it as a new pilot plat at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake (this move was in process at year-end but has been completed since then).

The Company is an exploration stage company as defined in SEC Industry Guide No.
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

After the end of the fiscal year, the Company received $325,000 in cash in a private placement of its common stock, and received $50,000 upon exercise of an option.

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

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The
Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date, and expects that its cash deposits could be totally refunded without significant additional expenditures to restore its mining properties.

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

The patents and other intellectual property were valued and capitalized at
$1,162,792, being the value of Company shares given to Xenolix, less the value of the processed material and equipment included in the acquisition. (The
Company has determined that it is not practical to attempt to assign any separate value to improvements that may be made or to the trade secrets.) The
Company is amortizing the patents over 15 years. The recoverability of this value will be dependent upon the ability of the Company to either license this technology to third parties, or utilize it in the recovery of precious metals from its own mineral properties. In the event the Company is unable to either license or utilize the technology, it will be required to expense the asset at the time this determination is made. Financial Accounting Standard No. 121
(Impairment of Long-Term Assets), governs the capitalization and expensing of long-term assets. Financial Accounting Standard No. 142 identifies patents as intangible assets subject to amortization. The Company does not currently have an estimate of future cash flows applicable to the patents The Company's ability to realize its investment in the patents and technology will be predicated upon its ability to raise sufficient capital to develop the processes covered by the patents or to sell or license its rights to third parties.

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

The Company allocated this purchase price based on the relative values of the assets acquired, as follows: (i) it valued the mining equipment at $109,998, the value on the Xenolix books (the technical people at both companies said that this amount would approximate the market value of the equipment); (ii) it valued the inventories of precious metals and concentrated ores at $25,000, which it estimated would approximate its fair value; and (iii) it valued the patents and other intellectual property at $1,162,792, being the difference between those two amounts and the total value. The realization of the Company's investment in these assets will be dependent upon the ability of the Company to raise future capital and to improve its current process to the point that it can produce a product that can be sold in commercial quantities and at a profit.

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

                                      -40-

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

Sale of Property to a Director and Executive Officer

During the fiscal year ended October 31, 1999, the company's mineral testing facilities were located on a leased property near Death Valley Junction,
California. The Board of Directors resolved to sell its then-unused Amargosa
Valley property (known as "the Farm") to raise cash to fund its ongoing exploration and testing activities on its nearby Franklin Lake playa property.
The then-President of the Company, Robert Gardner, contacted a number of area real estate brokers to ascertain the approximate market value of the property with the intention of listing it for sale. Father Gregory Ofiesh, then a director and shareholder but not an executive officer, offered to purchase the
Farm for $125,000 to be used as a possible site for processing samples of mineralized material. The Company returned a counter offer, accepting the price but proposing that the Company be permitted to continue to store ores and equipment on the property. Ultimately, the Board of Directors approved the sale on January 12, 2000, with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, together with three directors nominated by Fr.
Ofiesh. The sale was completed on February 1, 2000, for a cash payment of
$125,000 payable at closing, with transaction costs borne by the buyer and the seller retaining a limited right to store samples on the property. The Company subsequently leased the entire property from Fr. Ofiesh for a three-year term at
$1,250 per month, renewable for a second three-year term. The rents are payable in shares of the common stock of the Company, not in cash. Owing to insufficient detail in the Company's record archives, it was not able to make a reasonable determination of the costs of acquisition of the property, improvements made to the property, or the value on the Company's books at the time of the sale.
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

KAMAL ALAWAS, resident of Washington, is the president of International Star
Inc. (OTC: ISRI) and Sidon International Resources Corp., both mineral exploration companies. In addition, for the past five years he has worked about
20 to 25 hours per week as a consultant in mineral exploration and development, mining, and management. Previously, he was associated with other mining companies and involved with private investments.

ROBERT CHATWIN, a director, a resident of British Columbia, is a retired businessman. Prior to his retirement he was in the trucking business and the construction business.

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member of the A.I.A. He is the owner of Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From November 200 to
March 2002, he was the owner of Combs Architects. From May 2000 to November
2000, he served as Vice President-Design and Construction of Laundromax, a
45-unit chain of cleaner-laundromats. from June 1992 to May 2000 as Director of
Construction for Claire's Stores, a retail chain of over 3,000 costume jewelry and clothing stores. Mr. Combs holds B.Arch. and B.S. degrees from Ball State
University in Indiana.

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

Compliance With Section 16(A) Of The Exchange Act

Our chief executive officer, Father Gregory Ofiesh, our secretary, Peter Boyle, three of our directors, Robert Chatwin, Stan Combs, and Paul Kaser, and a large shareholder, Forrest Godde, each failed to timely file Form 5 for the fiscal year ended October 31, 2002. We are informed each individual is aware of the oversight and expects to file his report shortly.

Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table

         The Company does not currently have any formal plan or standard arrangement for compensating its directors for their services as directors, other than the granting of stock options. For the fiscal year ended October 31,
1999 and for several prior years, the company had a Stock Option Plan under which its directors received an option to purchase 5,000 shares of our stock each year. The options were for three years and exercisable at the market price on the date of the grant. The directors received no options or other compensation, however, for fiscal years ended October 31, 2000 or October 31,
2001. In October 2002, the board of directors awarded each director options to purchase 25,000 shares of company stock for the two years at the then current market price. ($0.37 per share.)

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

                                                                                   Long-Term
                                                                                 Compensation
                                                                                --------------
                                                   Annual Compensation              Awards
                                              ------------------------------    ---------------
 Name and Principal Position       Year        Salary ($)        Bonus ($)        Options (#)
-------------------------------  -------      --------------    ------------    ---------------

Father Gregory Ofiesh*             2002           $48,000              0            25,000**
President, CEO, Director           2001           $27,642              0                 0
                                   2000           $17,647              0                 0
----------

*    The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; the amounts can only be used to purchase shares of
     Company stock.
**   As a director, Father Ofiesh received options to purchase 25,000 shares of the Company stock. (See preceding paragraph.)

     No funds were set aside or accrued by the Company during fiscal year 2002 or 2001 to provide pension, retirement or similar benefits for directors or executive officers.

Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth, as of January 1, 2003, the beneficial ownership of the common stock: (i) by each stockholder known by the
Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and
(iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the January 9, 2002 one-for-ten reverse stock split.
Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

================================================================================
                                                                     Percent of
Title of Class     Persons or Group               Shares Owned          Class
================================================================================

Common            Father Gregory Ofiesh            6,407,096(1)         48.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Robert Chatwin (2)                 194,700(2)          2.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Stan Combs                           6,250            ‹0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Paul Kaser                         567,000(3)          4.3%
                  172 Starlite Street
                  South San Francisco
                  California 94080

Common            Peter Boyle                          5,000            ‹0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Forrest G. Godde                 1,744,230(4)         13.2%
                  P.O. Box 1152
                  Lancaster
                  California 93584-1152
--------------------------------------------------------------------------------
Common            Officers and Directors
                  as a Group (3)                   9,048,276            68.4%
================================================================================

(1)  Fr. Ofiesh is President, CEO and a director. Ownership includes warrants to purchase 2,000,000 shares of common stock and options to purchase 25,000 shares.
(2)  Robert Chatwin is a Director. Ownership inclues warrants to purchase
     134,000 shares of common stock and options to purchase 25,000 shares.
(3)  Paul Kaser is a Director. Ownership includes warrants to purchase 266,000 shares of common stock and options to purchase 25,000 shares.
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

                 Stock Options Outstanding - Directors/Officers
                             As Of October 31, 2002

========================================================================
Expiration Date            Exercise Price     Number of Common Shares
------------------------------------------------------------------------

March 24, 2003               $0.65           15,000 (director)

March 24, 2003               $0.65           22,000 (former director)

October 22, 2004             $0.37           125,000 (directors)

========================================================================
                             Total           162,000

                    Warrants Outstanding - Directors/Officers
                             As Of October 31, 2002

===========================================================================
Expiration Date        Exercise Price         Number of Common Shares
---------------------------------------------------------------------------

January 31, 2003           $0.25                       400,000

April 30, 2003             $0.25                     2,500.000

===========================================================================
                           Total                     2,900,000

Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     2.   The Company has the right to store samples conveyed under chain of custody and under the Company's lock and key in a satisfactory place located in a building on the property at no charge to the Company.

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

Lease of the Farm

     From his purchase of the Farm in 2000 until March 31, 2002, Father Ofiesh allowed the Company to use the Farm, primarily for storage, without charge. In early 2002, during our negotiations to purchase mining equipment from Xenolix
Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to lease the Farm property from Father Ofiesh, on the following principal terms:

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

                                        FRANKLIN LAKE RESOURCES, INC.

Dated:  October 7, 2003                 /s/ Father Gregory Ofiesh
                                        ---------------------------------
                                        President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh         President, Chief Executive    October 7, 2003
---------------------------       Officer, Acting Chief
                                  Financial Officer, Director

/s/ Kamal Alawas                  Director                      October 7, 2003
---------------------------

/s/ Peter Boyle                   Secretary                     October 7, 2003
---------------------------

/s/ Robert Chatwin                Director                      October 7, 2003
---------------------------

/s/ Stan Combs                    Director                      October 7, 2003
---------------------------

/s/ Paul Kaser                    Director                      October 7, 2003
---------------------------

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

Date: October 7, 2003

/s/ Father Gregory Ofiesh
------------------------------
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

Date: October 7, 2003

/s/ Father Gregory Ofiesh
--------------------------------
Acting Chief Financial Officer