Form 10QSB
period 2003-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-11-12
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2003

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

     As of October 24, 2003, the issuer had outstanding 8,082,402 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


     The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation (the "Company"), as of and for the period ended July 31, 2003, follow. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
               At July 31, 2003, and October 31, 2002 (Unaudited)

            Assets                                     7/31/03        10/31/02
                                                    -------------  -------------
                                                     (Unaudited)
Current Assets:
Cash                                                $    172,521   $      8,858
Prepaids and other                                           281            366
                                                    -------------  -------------
Total Current Assets                                     172,802          9,224
                                                    -------------  -------------
Fixed Assets:
Office furniture and equipment                            30,101         30,101
Plant equipment                                          266,828        417,791
Accumulated depreciation                                (281,378)      (279,379)
                                                    -------------  -------------
Total Fixed Assets                                        15,551        168,513
Other Assets:
Reclamation bond                                          19,867         19,867
Patent & intellectual property, less amortization              0      1,123,690
                                                    -------------  -------------
Total Other Assets                                        19,867      1,143,557
                                                    -------------  -------------
Total Assets                                        $    208,220   $  1,321,294
                                                    =============  =============
            Liabilities & Shareholders' Equity

Current Liabilities:
Bank overdraft                                      $          0   $      8,985
Accounts payable and accrued liabilities                  50,150         57,597
                                                    -------------  -------------
Total Current Liabilities                                 50,150         66,582
                                                    -------------  -------------
Long-term Liabilities:
Advances by director payable in stock                     63,157          9,017
                                                    -------------  -------------

Other Liabilities                               63,157          9,017

                                                    -------------  -------------
Total Liabilities                                        113,308         75,599
                                                    -------------  -------------
Shareholders' Equity (Deficiency)
Common Stock                                               9,285          8,155
Additional paid in capital                            29,785,260     30,707,977
Deficit accumulated during the exploration stage     (29,698,430)   (29,470,437)
                                                    -------------  -------------
Total Shareholders' Equity                                94,912      1,245,695
                                                    ------------  -------------
Total Liabilities & Shareholders' Equity            $    208,220   $  1,321,294
                                                    =============  =============


                 See notes to consolidated financial statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                            Statement of Operations
          For the Nine Months Ending July 31, 2003 and 2002 (Unaudited)


                                              --For the nine months ending--
                                                  7/31/03        7/31/02
                                               -------------  -------------
Operating Income
Sales to refinery                              $          -   $      8,896
                                               -------------  -------------
Total Income                                              -              -
                                               -------------  -------------
Operating Expenses
Mineral exploration costs                            99,281        162,943
Depreciation and amortization                        12,901         26,660
Interest income                                      (2,264)             0
General and administrative                          150,602        195,932
                                               -------------  -------------
Total Operating Expenses                            260,520        395,535
                                               -------------  -------------
Net loss                                       $   (260,520)  $   (386,549)
                                               -------------  -------------
Shares outstanding at end of period                8,082,402  8,075,490
                                               -------------  -------------
Loss per share                                 $      (0.03)  $      (0.05)



                 See notes to consolidated financial statements

                          Franklin Lake Resources Inc.
                         (An Exploration Stage Company)
                            Statement of Cash Flows
          For the Nine Months Ending July 31, 2003 and 2002 (Unaudited)



                                                      --For the nine months ending---

Operating Activities:                                      7/31/03       7/31/02
                                                       -------------  -------------
Net loss                                                $   (260,520)  $  (386,550)
Adjustments to restate net loss
  to net cash used in operating activities
 (Increase) decrease in prepaids                                 74          3,844
Increase (decrease) in accounts payable                      (7,268)        (5,450)
                                                       -------------  -------------
Net cash used in operating activities                      (267,714)      (388,156)
                                                       -------------  -------------
Investing Activities:
Disposition (acquisition) of plant & equipment              152,962       (130,096)
Disposition (acquisition) of intangible assets            1,123,690     (1,167,995)
                                                       -------------  -------------
Net cash provided by (used in) investing activities       1,276,652     (1,289,506)
                                                       -------------  -------------
Financing Activities:
Increase (decrease) in amount due director                   54,150       (382,000)
Issuance of common stock                                    375,000      2,143,637
Cancellation of common stock                             (1,265,429)
Repayment of loan payable                                         -       (100,000)
                                                       -------------  -------------
Net cash provided by (used in) financing activities        (836,289)     1,661,637
                                                       -------------  -------------
Net increase (decrease) in cash                             172,647      1,661,637
Cash at the beginning of the period                            (127)         7,888
                                                       -------------  -------------
Cash at the end of the period                          $    172,521    $    (8,137)
                                                       =============  =============


                 See notes to consolidated financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  July 31, 2003


1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") is an exploration stage company with no mining operations or ore reserves. FKLR was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations have always been in the United States. Further, for at least the prior few years the large majority of its shareholders had been residents of the U.S. In the year 2000, it moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, ending the Company's legal ties to Canada, except that it remained a reporting issuer in British Columbia and Alberta and required to file periodic reports with those provinces. On March 13, 2003, it was granted an order ceasing such status.

On January 9, 2002, the name change to Franklin Lake Resources Inc. became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing sites if and where they may be found, and developing processes for extracting them from the earth. The Company's principal exploration property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the exploration assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, partially processed mineralized material, and two patents and related intellectual property. It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment acquired from Xenolix and re-assembled it as a new pilot plant at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake. See
Note 2(e).

The Company is an exploration stage company as defined in SEC Industry Guide 7 - Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations. The Company has incurred losses every year since its inception; it did not have any revenue from sales of its product until 2002.

Those revenues (see Consolidated Statement of Operations) came from sales of concentrate from mineralized sediments at Franklin Lake and of concentrate from coal ash it obtained from Xenolix and processed in its testing plant. The Company has not had any sales of concentrates during the period covered by this report.

The Company has sold common stock periodically to fund its operations and cover its losses. The Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of additional stock or from other sources, it may not be able to continue its exploration activities and to stay in business. During 2002, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission with respect to a proposed rights offering to its shareholders. The Registration Statement has not become effective and no shares have been offered or sold under it.


2. SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for nine-month periods ended July 31, 2003 and July 31, 2002.

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

(c)  Foreign Exchange Gains or Losses

The Company had no significant foreign currency gains or losses during the periods. The Company conducted substantially all of its operations in US dollars for both fiscal years. Various minor expenses incurred in Canada were translated into US dollars based upon the average Canadian exchange rate. The Company had no significant monetary assets or liabilities denominated in foreign currencies at either July 31, 2002 or 2003. Exchange gains and losses are recorded in operations in the period they occur.

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

Equipment used in mineral exploration has been depreciated over a 5-year life on the straight-line method. The Company acquired approximately $110,000 in exploration equipment from Xenolix in its asset acquisition. This equipment has been integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada. The Company recorded the value of the equipment based upon its net book value to Xenolix. Company personnel and independent consultants of the Company who have experience with, but are not experts in, the type of equipment concurred in the reasonableness of the valuations, but the Company did not obtain any appraisals or other expert valuations.

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

The acquisition also included improvements that Dr. Johnson may make to the subjects covered by the patents and related trade secrets. (Herein, unless the context indicates otherwise, "patents" includes such improvements and trade secrets.) The patents and other intellectual property were valued and capitalized at $1,162,792, being the value of Company shares given to Xenolix, less the value of the processed material and equipment included in the acquisition. (The Company determined that it was not practical to attempt to assign any separate value to improvements that may be made or to the trade secrets.) The Company is amortizing the patents over 15 years.

On July 7, 2003, the Company determined that the assets it acquired from Xenolix were worthless. It wrote a letter to Xenolix informing it of this decision and demanding the return of the stock certificate and the warrants. It also wrote off the entire value of the assets acquired from Xenolix by essentially reversing the transaction, i.e., reducing the assets and reducing the shareholders' equity. Xenolix has informed the Company that its action is "unacceptable" and has refused to return the stock certificate or the warrants. The Company is evaluating its alternatives, including the possibility of legal action. For all purposes in this report (including but not limited to the number of outstanding shares), the Company has treated the shares and the warrants as cancelled. The Company's board of directors believes that the Company will be successful in its claims against Xenolix, although it has not yet sought a legal opinion with respect to its position.

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


(h)  Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No.25 (APB
25) and related interpretations in accounting for its employee and director stock options. Under APB25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee and director stock options.

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

Periodic advances to the Company to cover daily operations over the past two years, management services to the company, rent for company office space, and rent for the facility at Amargosa, Nevada, all received from the president of the Company (the management services and rent are not payable in cash, but only in shares of company stock), may be exchanged for shares in connection with any offering of securities, upon the same terms as offered to other investors. 2,000,000 shares were issued to the president in exchange for such advances, management services, and rent valued at $500,000, equivalent to $0.25 per share-the same price at which shares were sold to an outside investor at the same time. In other transactions, the company issued 102,500 shares to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. The value of the consideration given by other parties was intangible and did not have a determinable market value; the value of the shares given was also difficult to determine given the volatility of the price of the shares and the Company's uncertain future. The parties had an established business relationship for approximately 10 years and, when they entered into the transaction, did not discuss money or the value of the shares; essentially, they just agreed that the number of shares would be fair consideration. After the transaction was concluded, in order to record the transaction on its books, the Company determined that the only values that could be determined had to be based on the value of the Company's shares as traded in the market. To this end, they determined that the fair market value of the stock should be determined as being the average price of the shares for the prior 10 days, which was $0.63 Per share, giving the transaction a total value of 65,450.

The Company also issued 1,201,657 shares (plus warrants) to Xenolix, in exchange for certain assets. Again, the values of the assets acquired and the shares given in exchange were difficult to value; in particular, there was some uncertainty as to whether the processes covered by the patents and the other intellectual property acquired would actually work (if the company could not make an affirmative determination within a specified period of time, it had the right to cancel the warrants). The parties also wanted the shares given to Xenolix to be a significant number so the shareholders of Xenolix would continue as shareholders of the Company and not sell their stock in either company and disrupt the market (it was expected that, after the transaction was completed, Xenolix would dissolve and distribute the Company shares it acquired to its shareholders). For accounting purposes, the company followed the same procedure as the prior transaction. It determined that the average price of the shares for the prior 10 days was $1.08 per share, giving the transaction (i.e., the value of assets acquired) a total value of $1,297,790.

The Company allocated this purchase price based on the relative values of the assets acquired, as follows: (i) it valued the mining equipment at $109,998, the value on the Xenolix books (the technical personnel at both companies said that this amount would approximate the market value of the equipment); (ii) it valued the inventories of precious metals and concentrated ores at $25,000, which it estimated would approximate its fair value; and (iii) it valued the patents and other intellectual property at $1,162,792, being the difference between those two amounts and the total value. The realization of the Company's investment in these assets depended upon the ability of the Company to raise future capital and to develop its current process to the point that it can produce a product that can be sold in commercial quantities and at a profit.

On July 7, 2003 the Company determined that the assets it acquired from Xenolix were worthless and informed Xenolix of this decision. See Note 2(e).


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



                                       -------------------------------------------
                                                  Nine Months Ending
                                       -------------------- ----------------------
                                            07/31/2003            07/31/2002
    ---------------------------------- --------- ---------- ---------- -----------
                 Balance at Beginning                9,017                202,209
    ----------------------------------           ----------            -----------
    Management                           36,000                36,000
    Office Rent                          18,000                18,000
    Facility Rent                        11,250                 5,000
    Cash Advances                                              97,500
                                                 ----------            -----------
                 Obligations Incurred               65,250                156,500
    ----------------------------------           ----------            -----------
                       Balance at End               74,267                358,709
    ----------------------------------           ----------            -----------

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


Sale of Property to a Director and Executive Officer

During the fiscal year ended October 31, 1999, the Company's mineral testing facilities were located on a leased property near Death Valley Junction, Inyo County, California. The Board of Directors resolved to sell its then-unused property at Amargosa Valley, Nye County, Nevada (known as "the Farm") to raise cash to fund its ongoing exploration and testing activities on its nearby Franklin Lake playa property. The then-President of the Company, Robert Gardner, contacted a number of area real estate brokers to ascertain the approximate market value of the property with the intention of listing it for sale. Father Gregory Ofiesh, then a director and shareholder but not an executive officer, offered to purchase the Farm for $125,000. The Company returned a counter offer, accepting the price but proposing that the Company be permitted to continue to store ores and equipment on the property. Ultimately, the Board of Directors approved the sale on January 12, 2000, with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, together with three directors nominated by Fr. Ofiesh. The sale was completed on February 1, 2000, for a cash payment of $125,000 payable at closing, with transaction costs borne by the buyer and the seller retaining a limited right to store material samples on the property. On April 1, 2002 the Company leased the entire property from Fr. Ofiesh for a three-year term at $1,250 per month, renewable for a second three-year term. The rents are payable in shares of the common stock of the Company, not in cash. Owing to insufficient detail in the Company's record archives, it was not able to make a reasonable determination of the costs of acquisition of the property, improvements made to the property, or the value on the Company's books at the time of the sale. Therefore, the Company cannot determine the amount of any possible gain or loss on the sale of the property.

5. STOCK OPTIONS & WARRANTS

The Company granted stock options to its directors. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Summary of Options Outstanding:

                                                                         Average
                                                     Number of          Exercise
                                                 Shares             Price
                                             ---------------- ------------------
      Balances outstanding; October 31, 2002       162,000           0.45
                                      Issued             0              -
                                     Expired       (37,000)          0.85
                                             ----------------
        Balances outstanding; July 31, 2003        125,000           0.37
                                             ================



                                                 Number            Avarage
                                              Outstanding &    Contractual Life         Exercise
                                                Issuable           (Years)               Price
                                             ---------------- ------------------ --------------------

Exercise Prices:
                     $.37 on October 22,2005       125,000            2.25              $ 0.37

                                             ---------------- ------------------ --------------------
                          Total and averages       125,000            2.25              $ 0.37
                                             ================ ================== ===================




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
                                             ================

Warrant Activity

                                                 Number of          Average
                                              Shares Subject        Exercise
                                               to Warrants           Price
                                             ----------------    -------------
       Outstanding, October 32, 2002              5,303,314           0.64

       Issued during period                               0

       Expired during period                      2,900,000 (1)

       Outstanding, July 31, 2003                 2,403,314 (2)
--------------
(1) The 2,900,000 warrants that expired during the period were held by investors and had been acquired in connection with purchases of shares of Company stock in private placement transaction.
(2) The 2,403,314 warrants outstanding at the end of the period were all issued to Xenolix Technologies as part of the transaction in which the Company acquired specified assets from Xenolix. Of the total, half (1,201,657) were originally scheduled to expire on October 9, 2002, and the other half on April 9, 2003. Such expiration dates were extended, however, to allow a reasonable time for exercise after the shares of stock given outright to Xenolix were registered with the Securities and Exchange Commission. During the Third Fiscal Quarter, ended July 31, 2003, the Company determined that the consideration for which the warrants were partial consideration had no value and it sent Xenolix a letter demanding the return of the warrants (along with the shares of stock). Xenolix has informed the Company that "its unilateral position is unacceptable." See Note 2(e)


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

6. ASSET ACQUISITION AGREEMENT WITH XENOLIX TECHNOLOGIES, INC.

On April 9, 2002, the Company issued 1,201,657 shares to acquire various assets of Xenolix Technologies, Inc. The Company acquired the inventories, including precious metals and/or concentrates, ore processing equipment and intellectual property, consisting of two existing patents, including any improvements that may be made to them, and related trade secrets.

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
                                      ============


On July 7, 2003, management determined that the assets acquired from Xenolix were worthless. Pursuant to the agreement with Xenolix, management cancelled the stock and stock warrants and wrote off the entire value of the assets acquired from Xenolix. See Note 2(e).

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
                                                          ============== ============== ==============

- ----------------
(1) The original source of the processed material was silica from Franklin Lake
(2) The original source of the processed material was coal ash purchased from Xenolix.


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

RESULTS OF OPERATIONS

During the third quarter of fiscal 2003, the Company continued its exploring and testing activities. Total expenses for the nine months ended July 31, 2003 were $261,840 as opposed to $395,536 for the same period in the prior year. This reduction in expenses is attributable to lower professional fees and a lower level of exploration and testing activities.

PLAN OF OPERATION


At July 31, 2003, the company had cash on hand of $172,521, compared with a net cash deficit of $127 on October 31, 2002. During the period, we received $375,000 in cash for the issuance of new shares of stock. This is a net cash usage of $202,479, or $22,498 per month. If our operations continue at the same rate, our cash will last for a little over seven months. We expect, however, that our cash usage will increase over this period due to expanded operations. Although we cannot predict the rate at which we will be able to expand, or know for certain if we will be able to expand at all, management thinks it is unlikely that our cash on hand will last for more than five to six months. If we are not able to raise additional cash before the end of this period, we will not be able to continue operations. We cannot predict at this time the amount of cash that will be needed during the next 12 months.

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



                           PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

None


Item 2.            CHANGES IN SECURITIES

During the period, the following shares of common stock were issued:

 Date           Consideration          Shares        Price          Total
----------------------------------------------------------------------------
11/1/2002       Cash                   857,140       $0.35        $300,000
1/13/2003       Cash                   200,000        0.25(1)       50,000
3/26/2003       Cash                    71,429        0.35          25,000
-------------------
(1) Issued pursuant to the exercise of an option.

The shares were sold to a corporation, an individual, a corporation, and a limited liability company without registration in reliance on the exemption authority provided in Section 4(2) of the Securities Act of 1933, as amended. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

     a.   Officers, directors, promoters or control persons of the issuer; or
     b. Individuals or entities who qualify as "accredited investors" under rule 501 of Regulation D; or
     c.   Individuals who:
          i.   Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
          iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect.

Also during the period, the Company rescinded its asset acquisition agreement with Xenolix Technologies and cancelled the 1,201,657 common shares it had issued to Xenolix in connection with that agreement. The transaction resulted in a reduction of $1,297,790 in the carrying value of the Company's assets but no charge to operating expense. See Note 2(e) to the consolidated financial statements.

Item 3. DEFAULTS ON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits filed with this report

None.

(2)  Reports on Form 8-K

February 7, 2003 (Press release) March 6, 2003 (Press release) July 23, 2003 (Press release)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN LAKE RESOURCES, INC.


Dated:  November 12, 2003                 /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Acting Chief Financial Officer

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

Date: November 12, 2003

/s/ Gregory Ofiesh
---------------------------
Chief Executive Officer

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

Date: November 12, 2003

/s/ Gregory Ofiesh
------------------------------
Acting Chief Financial Officer