Form 10QSB/A
period 2003-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-12-05
CIK 879519

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

                                       -i-

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

                                          FRANKLIN LAKE RESOURCES, INC.

Dated:  December 3, 2003                  /s/ Father Gregory Ofiesh
                                          ---------------------------------
                                          President, Chief Executive Officer,
                                          Acting Chief Financial Officer