Form 10KSB/A
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2003-12-22
CIK 879519

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 3

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

     (iii)"John is prohibited from becoming or acting as a director or officer of any issuer in British Columbia for a period of 10 years," and

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
TRAINING IN EXPLORING FOR PRECIOUS METAL DEPOSITS AND DEVELOPING MINES.

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

WE HAVE USED INAPPROPRIATE ASSAYERS

During the initial phases of its exploration of the Franklin Lake property, the
Company relied on assayers who were not well suited for analyzing low quantities of precious metals typically found in exploration samples. Thus, indications of the presence of precious metals in the assays may not be reliable.

THE COMPANY'S PRINCIPAL TECHNICAL PERSON/CHIEF ASSAYER APPARENTLY
CONTAMINATED SAMPLES WITH PRECIOUS METALS

A carefully controlled study of the assay results of three laboratories in July
1998 indicated that the Company's principal technical person, who was also its chief assayer, consistently contaminated the Company's samples by adding precious metals in the laboratory, and consequently reported relatively high quantities of precious metals when in fact the samples contained only trace amounts or no precious metals. A reputable, exploration-oriented lab using standard assay and analytical methods produced negative or inconsistent results from the same material. Accordingly, no scientific support exists for the
Company's earlier reports of the presence of precious metals in the Franklin
Lake material.

THE COMPANY HAS IGNORED REPORTS FROM REPUTABLE ENGINEERING COMPANIES
RECOMMENDING THAT THE COMPANY END ALL ACTIVITIES ON THE FRANKLIN LAKE
PROPERTY AND DISPOSE OF IT

In 1997 and 1998, the Company undertook a rigorous exploration program. It engaged two reputable and established engineering companies to conduct exploration investigations of the Franklin Lake property using
"chain-of-custody" security approaches and multiple assay laboratories. Company management, however, ignored the results as reported by the independent engineer on the project. He summarized the results of his work and all other work completed to date, and recommended that the Company:

     --   conduct no further work on the property;

     --   dispose of the property; and

     --   make no further expenditures in connection with the property

As current management has become aware of and studied reports of earlier work, it has concluded that further investment in the Franklin Lake property may be unjustified.

DESPITE INDEPENDENT FINDINGS OF A LACK OF PRECIOUS METALS, THE COMPANY CONTINUED
NONSTANDARD PROCESSING METHODS.

In spite of the latest professional and systematic findings from the field indicating the lack of precious metals on the Franklin Lake property, the
Company has continued to pursue nonstandard methods of processing material from the property. Accordingly, results reported may be unreliable in establishing the existence or non-existence of precious metals in the Franklin Lake material.

COMPANY REPORTS HAVE NOT CAREFULLY DISTINGUISHED BETWEEN ASSAY METHODS AND
METALLURGICAL PROCESSING METHODS AND MAY HAVE CONFUSED INVESTORS

Investors may confuse the Company's experiments in using various assaying approaches with attempts to evaluate metallurgical processing for possible production, and cause them to belie ve the Company is further along in the process of evaluating its properties than it actually is. The Company has reported the procedures it used to assay its Franklin Lake samples in a manner that may lead investors to conclude that the Company is testing valid metallurgical processing procedures, which is not the case.

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

                                      -16-

116°40'
116°30'
116°20'
36°40'
36°30'
36°20'
36°10'
YUCCA MOUNTAIN
FORTYMILE WASH
NEVADA TEST SITE
AMARGOSA VALLEY
AMARGOSA DESERT
95
NYE COUNTY
INYO COUNTY
373
PETERS PLAYA
CARSON SLOUGH
AMARGOSA RIVER
FUNERAL MOUNTAINS
NEVADA
CALIFORNIA
ASH MEADOWS
190
DEATH VALLEY JUNCTION
Study area
127
FRANKLIN LAKE PLAYA
AMARGOSA
SHADOW MOUNTAIN
GREENWATER RANGE
EAGLE MTN
NEVADA
CALIFORNIA
Map area
0 5 10 KILOMETERS
0 5 MILES

Historical Drilling And Assaying Activities

     During the period from 1991 to 1997, several test drillings and assays conducted on the Franklin Lake sediments suggested that they contained anomalously high levels of precious metals. The tests, however, were not performed using a chain-of-custody or other method to ensure reliability.

    On July 9, 1998, Alfred H. Knight North America Ltd., of Spartanburg, SC,
issued a Certificate of Assay showing the results of tests of ten samples, each of which showed gold of less than 1 part per million.

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

          Samples were shipped to three laboratories for analysis. One (Ledoux)
     showed "exceptionally high values for gold . . . up to 10/g/t, [but, they]
     showed no correlation with the geology of the holes, nor with the results from Knight [i.e., Alfred H. Knight North America Ltd., of Spartanburg
     South Carolina] or Rocky Mountain [i.e., Rocky Mountain Geochemical of
     Sparks, Nevada], both of which showed essentially nil values for gold. As a result of the discrepancy between the laboratories an assay audit test. . .
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

Exploration Difficulty and Change of Strategy

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

     If we are successful in developing an extraction process, we intend to move to bulk sampling of perhaps half a ton of material per day, which we think will give us more consistent results. If warranted by the Company's internal efforts, we will seek verification from independent geologists and assayers. If such verification is received, we will seek further funding, probably in the form of a private placement of common shares, and attempt to expand our operations to the development stage. If our efforts continue to be inconclusive, we probably will not be able to continue in business.

     Since the end of the fiscal year, we have made progress, but not to the extent we had hoped. Accordingly, we have again sought the assistance of two experienced professionals, Ahmet Altinay and John van Engelen, as consultants and may work with others as well.

Sales From Test Samples

     We are currently working on improving our process and scaling up our operations for larger batch sampling, which should give us better information on the viability of our processes and the potential value of the Franklin Lake silica. If we are to be able to continue these efforts, we will be required to raise additional capital and there is no assurance we will be able to do so. If we cannot raise the capital or if we are not able to design an effective process for larger scale sampling, we may not be able to continue in business.

Our sales in 2002 included metals recovered from treating bottom ash using a process and material which we purchased from Xenolix Technologies. The process involved an ion exchange resin that was charged with standard elements in hydrochloric acid form that is absorbed by the resin to create a precipitate
(solid material that drops out of the solution). A refiner was able to recover precious metals from the treated material and purchased them from us. (See detail in Note 6 to the Financial Statements, Asset Acquisition Agreement with
Xenolix.) Subsequent to the period covered by this report, however, we ceased pursuing a process for treatment of bottom ash.

     During the year, the Company sold precious metals on three occasions. In each case, the Company shipped processed material to a refiner, the refiner then extracted precious metals from the material and purchased them. Details of the sales are as follows:

Date               Metal      Ounces    Price (US$)           Amount(US$)       Refiner Fees     Proceeds
--------------- ------------ --------- -------------- ------ --------------- ---------------- ---------------

2/14/02(1)          Au          6.467         299.00               1,933.63
                    Ag          2.291           4.51                  10.33
                    Pt          6.659         480.00               3,196.32
                                                             ---------------
                                                                   5,140.28         1,040.31        4,099.97

5/18/02(1)          Pd         14.821         378.00               5,602.34           716.78        4,885.56

9/18/02(1)          Au         23.986         318.80               7,646.74
                    Pt         13.829         553.00               7,647.44
                    Pd         12.086         336.00               4,060.90

                                                             ---------------
                                                                  19,355.08         2,228.89       17,126.19

                                                             --------------- ---------------- ---------------
                                       Totals                     30,097.70         3,985,98       26,111.72
-------------------------------------------------------------------------------------------------------------

(1)  The original source of the processed material was concentrates and fly ash purchased from Xenolix Technologies. Due to inadequate controls during the physical handling of the material, it may have been contaminated with non-naturally-occurring precious metals.

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

                                      -24-

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

     During the fiscal year ended October 31, 2002, the Company had revenue from operations of $26,112, all from sales of precious metals. The costs of extraction, however, exceeded the amounts received in the sales and the Company, therefore, may seek a different process for working with the silica and is abandoning its efforts to work with coal ash. Because of uncertainties in the origin, handling and treatment of the material from which the metals were extracted, and the likelihood that the material may have been contaminated at some point, we cannot conclude from this one-time sale of precious metals that we will be able to produce and sell metals in the future. The Company had no other revenue from operations since its inception.

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

Ellis Foster Ltd.
Chartered Accountants
Vancouver, Canada
January 3, 2002
Re-issued June 23, 2003

                          FRANKLIN LAKE RESOURCES INC.

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

                          FRANKLIN LAKE RESOURCES INC.

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

                          FRANKLIN LAKE RESOURCES INC.

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

                          FRANKLIN LAKE RESOURCES INC.

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

                                      -44-

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

    Date            Metal    Ounces     Price        Amount   Refiner Fees   Proceeds
    ------------ --------- --------- ----------  ------------ ------------ -----------
    2/14/02(1)       Au       6.467     299.00      1,933.63
                     Ag       2.291       4.51         10.33
                     Pt       6.659     480.00      3,196.32
                                                    5,140.28     1,040.31    4,099.97
                                                 ------------

    5/18/02(1)       Pd      14.821     378.00      5,602.34       716.78     4885.56

    9/18/02(1)       Au      23.986     318.80      7,646.74
                     Pt      13.829     553.00      7,647.44
                     Pd      12.086     336.00      4,060.90

                                                 ------------
                                                   19,355.08     2,228.89   17,126.19
                                                 ------------ ------------ -----------
                                     Totals        30,097.70     3,985,98   26,111.72

(1) The original source of the processed material was concentrates and fly ash purchased from Xenolix Technologies. Due to inadequate controls during the physical handling of the material, it may have been contaminated with non-naturally-occurring precious metals.

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
                                      -54-

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

     Exhibit No.           Description

             3.1           Articles of Incorporation*
             3.2           Bylaws*
             3.3           Articles of Domestication*
             31            Section 302 Certification
             32            Section 906 Certification
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

                                        FRANKLIN LAKE RESOURCES, INC.

Dated:  December 17, 2003               /s/ Father Gregory Ofiesh
                                        ---------------------------------
                                        President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh         President, Chief Executive     Dec. 17, 2003
---------------------------       Officer, Acting Chief
                                  Financial Officer, Director

/s/ Kamal Alawas                  Director                       Dec. 17, 2003
---------------------------

/s/ Peter Boyle                   Secretary                      Dec. 17, 2003
---------------------------

/s/ Robert Chatwin                Director                       Dec. 17, 2003
---------------------------

/s/ Stan Combs                    Director                       Dec. 17, 2003
---------------------------

/s/ Paul Kaser                    Director                       Dec. 17, 2003
---------------------------

                                      -54-