Form 10KSB
period 2003-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-02-13
CIK 879519

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended October 31, 2003

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21812

                          FRANKLIN LAKE RESOURCES INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  NEVADA                                     52-2352724
---------------------------------------               ------------------------
(State or jurisdiction of incorporation                  (I.R.S. Employer
             or organization)                          Identification No.)

  172 STARLITE STREET, SOUTH SAN FRANCISCO, CALIFORNIA 94080    (650) 588-0425
 ------------------------------------------------------------------------------
           Address and telephone number of principal executive offices

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

[ ] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:   $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2004:

         $459,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of January 31, 2004:

         8,682,405

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

     In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new
Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, we are considering filing a registration statement with respect to the Nevada shares and making an offer of rescission to certain persons who were beneficial owners of our shares on
January 3, 2001.

     We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting payment obligation could have a material adverse effect on our liquidity and financial position.

Exploration Stage Company

     We are a company in the "exploration stage", as the term is defined in the the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to
be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the productions stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

     As an exploration stage company, we are not in a position to fund our cash requirements through our current operations. Recently, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that in general, junior resource companies such as Franklin Lake have a difficult time raising capital, particularly so in the current economic environment. If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.

Finances

     During our fiscal year ended October 31, 2003, we issued a total of
1,128,572 shares of our common stock, accompanied by warrants to purchase an additional 928,572 shares. We also cancelled 601,657 shares as part of the settlement of a dispute with Xenolix Technologies, Inc. (See "Item 6 -
Management's Discussion and Analysis - Settlement with Xenolix") There was, therefore, a net increase of 526,915 shares. All the shares were issued for cash. Between November 1, 2002 and April 30, 2003 we received $325,000 in cash from two accredited investors in a private placement of our common stock at
$0.35 per share; and we received $50,000 in cash from a shareholder who exercised an option to purchase 200,000 shares at $0.25 per share. All funds received were applied to working capital.

Purchase of Equipment and Processes from Xenolix

     On April 9, 2002, we purchased certain assets from Xenolix Technologies,
Inc., an Arizona-based exploration company that had recently suspended operations. We purchased several items of equipment used in the handling and processing of mineralized material, with a depreciated book value of $110,000, and concentrates having a value of approximately $25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we expected would be applicable to the mineralized material on our properties. We were also informed that such processes would apply to "bottom ash," a residue from burning coal. As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock and two warrants, each to purchase an additional 1,201,657 shares of our common stock at a price of $1.08 per share.

     In July 2003, we determined that, despite every effort, the patents and other technology did not work on our material and we cancelled the contract. We demanded that Xenolix return the shares and the warrants we issued to it.
Xenolix refused to accept this cancellation and to return the shares and warrants. Since the end of the fiscal year, we have entered into a settlement agreement with Xenolix. With neither party admitting wrongdoing or liability, we agreed that we would keep the two patents and other intellectual property, the equipment, and the processed material we received from Xenolix; Xenolix will return 601,657 shares of our stock (it retains 600,000 shares) and the two warrants, and we will issue a new warrant for 600,000 shares of our stock, exercicsable at $0.30 per share, and expiring on June 30, 2004.

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

          "There is no assurance that the company's [i.e., Xenolix'] proprietary technology nor the patents it holds will be commercially successful, nor any assurance that if they are, that the company will be able to exploit them. The Arizona Corporation Commission, Securities Division,
          based upon experts from Arizona State agencies, the U.S. Bureau of
          Land Management and other Federal agencies, disputes the company's proprietary technologies, and its purported assaying technology. The
          Corporation Commission, Securities Division, using the same experts, also disputes the presence, in Arizona, of deposits of economic grade primary platinum group metals."

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

Staffing

     As of October 31, 2002, besides its two executive officers the Company employed three full-time and one part time employee, all in the United States.
We believe that our relationship with our employees is good.

Regulation And Licensing

     From our inception through October 31, 2001, the Company, doing business as
Naxos Resources, was primarily subject to the law of Canada and required to file various reports with agencies of Canada (including British Columbia and
Alberta). Because the majority of the former Naxos' shareholders were residents of the U.S., however, we were also required to file certain reports with the
Securities and Exchange Commission ("SEC") including Annual Reports on Form
20-F, but not quarterly reports. Our most recent report on Form 20-F was filed for the fiscal year ended October 31, 2000. As Franklin Lake, we are primarily subject to U.S. and Nevada law. (See "Background - Redomiciliation," above.) As a Nevada corporation, for the fiscal year 2002 and subsequent years we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB,
Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2003, all
such reports were filed as required.

     Our  exploration  activities  are subject to various  laws and  regulations
governing   prospecting,   development,   exports,   taxes,   labor   standards,
occupational  safety and health,  waste disposal,  protection and reclamation of the environment, protection of endangered and protected species, toxic substances  and  other  matters.  We may in the  future be  subject  to clean up liability  under the  Comprehensive  Environmental  Response,  Compensation  and
Liability Act of 1980 and other federal and state rules that  establish  cleanup liability for the release of hazardous substances. Further amendments to current laws and regulations  governing  operations and activities of companies involved in mineral  exploration are actively considered from time to time and could have a material adverse impact on us.

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

WE HAVE NO RESERVES, NO MINING OPERATIONS, AND NO INCOME

         We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the property which is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

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
Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

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

     o    conduct no further work on the property;

     o    dispose of the property; and

     o    make no further expenditures in connection with the property

Thus,  the report  suggests  that it is unlikely  that our  expenditures  on the
Franklin Lake property will provide a return.

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

COMPANY REPORTS HAVE NOT CAREFULLY DISTINGUISHED BETWEEN ASSAY METHODS AND
METALLURGICAL PROCESSING METHODS AND MAY HAVE CONFUSED INVESTORS

     Investors may confuse the Company's experiments in using various assaying approaches with attempts to evaluate metallurgical processing for possible production, and cause them to believe the Company is further along in the process of evaluating its properties than it actually is. The Company has reported the procedures it used to assay its Franklin Lake samples in a manner that may lead investors to conclude that the Company is testing valid metallurgical processing procedures, which is not the case.

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

WE MAY BE LIABLE FOR MATERIAL ARREARAGES AND PENALTIES IN OUR WORKERS
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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

     We have incurred net losses since our inception, with accumulated losses of
$29,757,134 as of October 31, 2003, and expect to continue to incur losses for the foreseeable future. We have had no meaningful income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the development of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE
OUTSTANDING SHARES

     As of October 31, 2003, approximately 36,317,595 shares of our common stock were authorized but unissued and 1,553,572 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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

     o    other statements about matters that are not historical facts. o -11-

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
Government and managed by the Bureau of Land Management ("BLM"). (Some of the
land in the area is owned by the State of California and managed by the State
Lands Commission. We previously had claims on a portion of this land, but abandoned them more than three years ago.) In our annual report for Fiscal Year
Ended October 31, 2000, we reported ownership of 408 placer claims, covering approximately 8,000 acres. The claims entitle us, subject to restrictions
(including a requirement that we apply for permission to undertake most of the specific activities that will be necessary for us to accomplish our purposes), to explore for precious metals and other minerals and to extract them if we determine it would be feasible to do so. During the following year, we abandoned the 408 claims and, in association with seven other persons, immediately restaked substantially the area as covered by the 408 claims as 58 placer association claims. Such a claim may be owned by up to eight persons (including corporations) and may cover as much as 160 acres (placer claims, such as our original claims, are limited to 20 acres each), but the annual maintenance fee
($100 per claim) is the same for each type; thus, the restaking considerably reduced our annual claim costs. The owners of the placer association claims, each having a one-eighth interest in each claim, are: the company itself, three independent parties, two employees of the company, a former employee, and a son of the president of the company. The company has options to buy the interests of the other parties for one dollar per claim per person.

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
     Assay and analytical results by standard repeatable methods have been negative or inconclusive.

     "Naxos first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between
     1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin
     Lake. The proprietary "standard" fire assay method for gold and silver developed by Dr. Paul Blumberg of Ledoux & Company claimed to be the first method to give accurate, repeatable results of this material. Based on this claim, a program of resource definition was proposed by Naxos for the 1998 field season."

Samples were shipped to three laboratories for analysis. One (Ledoux) showed

     "exceptionally high values for gold . . . up to 10/g/t, [but, they] showed no correlation with the geology of the holes, nor with the results from
     Knight [i.e., Alfred H. Knight North America Ltd., of Spartanburg South
     Carolina] or Rocky Mountain [i.e., Rocky Mountain Geochemical of Sparks,
     Nevada], both of which showed essentially nil values for gold. As a result of the discrepancy between the laboratories an assay audit test. . . showed that the samples which had been analyzed under strict controls did not contain more than 0.1 g/t gold. Thus, all of the samples analyzed by Ledoux
     & Company in 1998 were suspect.

     "The lack of any repeatable gold values in all of the drill hole material analyzed by the Ledoux protocol in 1998 suggests that there are no economic gold values present in the area tested. The failure of this program to demonstrate any economic gold values in the area tested by repeatable, conventional assay methods leads us to the conclusion that there are no economic gold values present in the area of the Franklin Lake playa tested in 1998. No further work or expenditures are recommended for the Franklin
     Lake property."

Exploration Difficulty and Change of Strategy

     When new management took office early in the year 2000, it was generally aware of the company's inability to meet its current obligations and its failure to find precious metals, but it was not aware of the poor reports from engineering and assay firms. Recognizing the need for immediate action, the new management decided that it would:

     o    conduct all future exploration and sampling on the site internally;

     o    limit the use of outside laboratories;

     o    minimize the use of outside consultants; and

     o    make a new determination of the areas of the property to explore and the sampling to be done,

all in an attempt to gain the maximum benefit at the minimum cost.

     Despite concentrated effort, we have been unsuccessful in achieving satisfactory assays on the silica material from our Franklin Lake property. We have plans to have the material tested by two additional independent consultants, then make a decision as to how to proceed.

Sales From Test Samples

     We made no sales in 2003. Our sales in 2002 included metals recovered from treating bottom ash using a process and material which we purchased from Xenolix
Technologies. The process involved an ion exchange resin that was charged with standard elements in hydrochloric acid form that is absorbed by the resin to create a precipitate (solid material that drops out of the solution). A refiner was able to recover precious metals from the treated material and purchased them from us. Subsequent to the period covered by this report, however, we ceased pursuing a process for treatment of bottom ash.

     Details of the sales are as follows:

Date            Metal      Ounces    Price (US$)      Amount(US$)       Refiner Fees  Proceeds
------------ ------------ --------- -------------- - --------------- ---------------- ------------

2/14/02(1)       Au          6.467         299.00          1,933.63
                 Ag          2.291           4.51             10.33
                 Pt          6.659         480.00          3,196.32
                                                        ---------------
                                                           5,140.28         1,040.31     4,099.97

5/18/02(1)       Pd         14.821         378.00          5,602.34           716.78     4,885.56

9/18/02(1)       Au         23.986         318.80          7,646.74
                 Pt         13.829         553.00          7,647.44
                 Pd         12.086         336.00          4,060.90
                                                     ---------------
                                                          19,355.08         2,228.89    17,126.19
                                                     --------------- ---------------- ------------
                               Totals                     30,097.70         3,985,98    26,111.72
--------------------------------------------------------------------------------------------------

(1)  The original source of the processed material was concentrates and fly ash purchased from Xenolix Technologies. Due to inadequate controls during the physical handling of the material, it may have been contaminated with non-naturally-occurring precious metals.

Unfortunately, we cannot view the sales as a favorable result of our exploration activities. Although we applied some treatment to the material in our testing facility, the material did not originate from our property, and in any event the precious metals recovered were likely intentionally or accidentally added to the material.

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

     In the spring of 2002, in view of the expiration of the lease of our primary laboratory and pilot plant at Death Valley Junction and the acquisition of plant equipment from Xenolix, we determined that our equipment should be combined into one facility, and further determined that the Farm would be an excellent location. (See "Item 12 - Certain Relationships and Related
Transactions" below.)

     We then began moving the equipment from Death Valley Junction and that acquired from Xenolix (located in Winslow, Arizona) to the Farm and assembling it, along with the equipment already there, into a single processing facility.
We also had to clean the building and land at Death Valley Junction before returning it to the owner. This was a much larger undertaking than we originally anticipated and, with our small crew, took the rest of the fiscal year to complete. We believe that the plant we have constructed will allow us to process several tons of material a day.

South San Francisco Office

     We use space in a building owned by our President for our executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1, 2001, the Company began to pay Father
Ofiesh rent at the rate of $1,258.00 per month. Effective November 1, 2001, the payment was adjusted to $2,000 per month. The board of directors, by unanimous vote with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, determined that the amount was reasonable, and that the arrangement was beneficial to shareholders in that Fr. Ofiesh's willingness to accept stock in payment of rent would preserve company funds needed for exploration expenses, versus renting comparable space with support services elsewhere for cash. The four directors voting were independent directors.

ITEM 3  -  LEGAL PROCEEDINGS

     On January 21, 1998, the we had agreed to loan Jimmy John, then director, chairman of the board, and president of the Company, but now neither a director nor an officer, CDN$733,107 (US$467,780) to exercise existing warrants held by him for shares in the Company. The transaction did not involve any cash, but an issuance of shares in exchange for a note. The loan is now due but unpaid and the Company has filed suit against Mr. John for payment of the amount due. Mr.
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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of
January 31, 2004 we had 8,682,405 shares of common stock outstanding. There were approximately 805 record owners and approximately 4,700 beneficial owners of our common shares. There are warrants outstanding to purchase an additional
1,528,572 shares, and options to purchase an additional 125,000 shares, at exercise prices ranging from $0.30 to $0.50.

     The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

         Period                         High           Low

Nov. 1, 1999 to Jan. 31, 2000         $2.20          $0.63
Feb. 1, 2000 to Apr. 30, 2000          1.25           0.63
May 1, 2000 to July 31, 2000            .63            .50
Aug. 1, 2000 to Oct. 31, 2000          1.88            .40

Nov. 1, 2000 to Jan. 31, 2001           .59            .30
Feb. 1, 2001 to Apr. 20, 2001           .48            .25
May 1, 2001 to Jul. 31, 2001           2.30            .30
Aug. 1, 2001 to Oct. 31, 2001           .80            .40

Nov. 1, 2001 to Jan. 31, 2002          2.90            .70
Feb. 1, 2002 to Apr. 15, 2002          1.42            .60
May 1, 2002 to Jul 31, 2002             .85            .20
Aug. 1, 2002 to Oct. 31, 2002          1.03            .60

Nov. 1, 2002 to Jan. 31, 2003           .60            .23
Feb. 1, 2003 to Apr. 30, 2003           .89            .30
May 1, 2003 to Jul. 31, 2003            .45            .35
Aug. 1, 2003 to Oct. 31, 2003           .48            .34

Nov. 1, 2003 to Jan. 31, 2004           .45            .15
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
     b.   Individuals or entities who are accredited investors, as defined in
          Rule 501 of Regulation D under the Securities Act; or
     c.   Individuals who:
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

                                      -18-

========================================================================================
                                                                               NUMBER OF
    DATE                   CLASS                      AMOUNT          PRICE   PURCHASERS
----------------------------------------------------------------------------------------

Mar. 17, 2001      Common, $.001 par value              2,000(1)      $0.63        1

Mar. 21, 2001      Common, $.001 par value            475,000(2)      $0.05        2

Jan. 17, 2002      Common, $.001 par value            600,000         $0.25        1
                   Common stock warrants              600,000(3)         --

Mar. 15, 2002      Common, $.001 par value          2,000,000         $0.25        1
                   Common stock warrants            2,000,000(3)         --

Mar. 15, 2002      Common, $.001 par value            120,000(4)      $0.25        1

Mar. 25, 2002      Common, $.001 par value            400,000         $0.25        3

Mar. 25, 2002      Common, $.001 par value              2,000         $0.25        1

Apr. 16, 2002      Common, $.001 par value          1,201,657(5)      $1.08        1
                   Common stock warrants            2,403,314(5)         --

Jul. 23, 2002      Common, $.001 par value            102,500(6)      $0.63        4

Jul. 23, 2002      Common, $.001 par value            100,000(6)         --        3

Sep. 9, 2002       Common, $.001 par value             80,000(4)      $0.25        1

Nov. 1, 2002       Common, $.001 par value            857,143(7)      $0.35        1
                   Common stock warrants              857,143(7)         --

Jan. 22, 2003      Common, $.001 par value            200,000(6)      $0.25        1

Mar. 27, 2003      Common, $.001 par value             72,429(7)      $.035        1
                   Common stock warrants               72,429(7)         --
----------------------------------------------------------------------------------------
(1)  Exercise of option by former director
(2)  Cancellation of debt for legal and accounting services
(3)  Exercisable at $0.25 per share
(4)  Exercise of warrant
(5)  Issued in payment for acquisition of assets from Xenolix Technologies;
     warrant was subsequently cancelled
(6)  Issued in payment for services in connection with re-staking of mining claims; warrant is exercisable at $1.00 per share
(7)  Issued for cash in private placement transaction; warrant is exercisable at
     $0.50 per share.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2003. The reader should note that our 2002 financial results were restated to account for modification of the our asset purchase agreement with Xenolix Technologies,
Inc., entered in April of 2002.

Results Of Operations For Fiscal Year Ended October 31, 2003

     With respect to the Company's short term liquidity, our "Current Ratio"
(current assets divided by current liabilities) as of October 31, 2003 was 15.1, compared with 0.14 as of October 31, 2002. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at absolute numbers, i.e., actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

     In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2003, we had working capital in the amount of $100,904 compared with ($58,630) at October 31, 2002.

     During fiscal year 2003, the Company incurred mineral exploration costs of
$157,849 (including depreciation and amortization) on our Franklin Lake properties. During fiscal year 2002, we incurred such costs of $257,574. We expect exploration costs to decrease over the next twelve months, as we reduce our expenses at Franklin Lake, unless we acquire a new exploration property.

     During the fiscal year ended October 31, 2003, the Company had no revenue from its operation. During the fiscal year ended October 31, 2002, the Company had revenue from operations of $26,112, all from sales of precious metals. The
Company sold a concentrate made from coal ash (obtained from Xenolix) to a refiner, who extracted the precious metals and sold them and then gave the proceeds, less expenses, to us. We believe, however, that the cost of preparing the concentrate exceeded the net value of the metals recovered; therefore, we are seeking a different process for working with the silica and abandoning our efforts to work with coal ash. Because of uncertainties in the origin, handling and treatment of the material from which the metals were extracted, and the likelihood that the material may have been contaminated at some point, we cannot conclude from this one-time sale of precious metals that we will be able to produce and sell metals in the future. The Company has had no other revenue from operations since its inception.

     The operating loss for fiscal year 2003 was $325,800, or $.04 per share, compared to an operating loss of $619,681, or $.11 per share, for the year 2002.
The weighted average number of shares in the per-share calculations was
7,380,023 in fiscal year 2003, and 5,805,961 in fiscal year 2002. (Share amounts are adjusted for a one-for-ten reverse stock split on January 9, 2002.)

     As of October 31, 2003, the Company's cash balance was $107,755, compared to $8,155 on October 31, 2002.

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

     During fiscal year 2003, the Company raised net cash proceeds from equity financing in the amount of $375,000. In fiscal year 2002, net cash proceeds from equity financing were $200,000.

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

 Settlement of Dispute with Xenolix Technologies

     On January 28, 2004 we entered into an agreement to settle our dispute with
Xenolix Technologies. Under the agreement, wherein neither party admitted wrongdoing or liability to the other, Franklin Lake will retain title to the patents and intellectual property, and give Xenolix a warrant to purchase up to
600,000 shares of our common stock at $.30 per share through June 30, 2004.
Xenolix will return to us 601, 657 shares of the common stock we issued in the original agreement (retaining 600,000 shares), and will return the two warrants.

     Our balance sheet for the period ended October 31, 2003 reflects the results of our settlement agreement with Xenolix, showing a reduction in our assets and stockholders' equity of $1,123,690, and adjustments to the accumulated depreciation and amortization expense related to the intellectual property. Also, the settlement required restatement of our 2002 results, which reduced the loss in 2002 from $658,784 to $619,682 and total amortization expense from $66,601 to $27,499. (See Note 3 to our Consolidated Financial
Statements.)

Significant Trends

     During the fiscal year ending October 31, 2003 we continued to have unfavorable results testing the Franklin Lake silica at our Amargosa facility.
Also during the period, current management became aware of the results of drilling and assaying work that had been done during the 1990s which had shown generally poor prospects for proving ore reserves at Franklin Lake. As a consequence, we have elected to reduce exploration and testing activity relating to the Franklin Lake property. Meanwhile, we intend to examine other properties, and may lease or joint venture our Amargosa testing facility, although there is no assurance that we will succeed in either effort. We expect to continue to rely on occasional private investments to fund further operations, but they may become more difficult to obtain as more time passes without favorable testing results.

Plan Of Operation For Fiscal Year 2003-2004

     We plan to reduce testing on the Franklin Lake silica material (see
Significant Trends above), and we intend to engage one or more additional independent assayers to run tests on the silica, then make a final determination whether further expenditure is warranted. Accordingly, our outlays for exploration should begin to decrease in the second quarter. We estimate that our current cash reserves will be sufficient to cover our operating expenses for about six months into the year, so it is likely that we will have to raise additional capital if we are to continue operations at any level beyond the second quarter, but we have not yet determined the specifics of any such financing.

Item 7  -  FINANCIAL STATEMENTS

                             RANDY SIMPSON CPA, P.C.
                            11775 SOUTH NICKLAUS ROAD
                                SANDY, UTAH 84092
                           FAX & PHONE (801) 572-3009

Board of Directors and Stockholders
Franklin Lake Resources, Inc.
(Formerly Naxos Resources Ltd.)
(A Development Stage Company)

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Franklin Lake Resources Inc. (a development stage company) (formerly Naxos Resources Ltd.) ("The Company") as of
October 31, 2003 and its consolidated statements of operations, stockholders'
equity, cash flows for the years ended October 31, 2003 and 2002 and cumulative data from inception (May 23, 1986). These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the cumulative data from inception through October 31, 2001 in the statement of operations, stockholders' equity and cash flows, as this period was audited by other auditors whose report, dated January 3, 2002, which expressed an unqualified opinion, was furnished to me. My opinion, as far as it relates to the amounts included for cumulative data from May 23, 1986 through October 31,
2001, is based solely on the report of the other auditors.

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

In my opinion, based on my audit, these consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of October 31, 2003, and the results of its operations, cash flows and for the years ended October 31, 2003 and 2002, and the cumulative data from inception in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and will require additional funding, as discussed in the "Notes to Consolidated Financial Statements". The Company
management's plans concerning these matters are also described in the "Notes to
Consolidated Financial Statements". The Company's Consolidated Financial
Statements do not include any adjustments, which might result from the outcome of this uncertainty.

Randy Simpson, CPA, P.C.
A Professional Corporation

January 22, 2004
Sandy, Utah

                       FRANKLIN LAKE RESOURCES, INC.
                       (A Development Stage Company)

                         Consolidated Balance Sheet

                                                                       October 31,
                                   Assets                                  2003

Current Assets:
     Cash                                                                $ 107,755
     Prepaids and other                                                        302
                                  Total Current Assets                     108,057
Fixed Assets:
     Office furniture & equipment                                           30,101
     Plant equipment                                                       419,469
     Accumulated depreciation                                             -317,978
                                                                         ----------
                                     Total Fixed Assets                    131,592
Other Assets:
     Reclamation bond- net of
        estimated reclamation costs                                         19,867

                                           Total Assets                  $ 259,516
                                                                        ===========
     Liabilities and Shareholders' Equity

Current Liabilities:
     Bank Overdraft                                                        $ 1,403
     Accounts payable and accrued liabilities                                5,750

                            Total Current Liabilities                        7,153
Long-Term Liabilities:
     Advances by director and
       officer payable in stock                                             81,157
                          Total Long-Term Liabilities                       81,157
                                                                         ----------
                                     Total Liabilities                      88,310

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized 5,000,000 shares;
         no preferred shares outstanding                                         0

     Common Stock, $.001 par value; authorized 45,000,000 shares;
         8,682,405 issued and outstanding at October 31, 2003                8,682

     Additional Paid-In Capital                                         29,919,658
     Accumulated Deficit                                               -29,757,134
                            Total Stockholders' Equity                     171,206
                                                                        ===========
            Total Liabilities and Stockholders' Equity                   $ 259,516

            See accompanying notes to the financial statements.

        SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                       FRANKLIN LAKE RESOURCES, INC.
                                       (A Development Stage Company)
                                   Consolidated Statements of Operations

                                                                                    CUMULATIVE FROM

                                                YEAR ENDED         YEAR ENDED          INCEPTION
                                                OCTOBER 31,        OCTOBER 31,     (MAY 23,1986) TO

                                                   2003               2002               10/31
                                             ------------------ --------------------------------------

            REVENUE FROM PRECIOUS METAL SALES               $0            $26,112             $26,112
                                             ------------------ --------------------------------------
                                TOTAL REVENUE                0             26,112              26,112
                                    EXPENSES:
                    Mineral development costs          119,242            230,075          15,849,560
           Depreciation/amortization expenses           38,599             27,499           3,607,362
                   General and administrative          170,460            388,219          10,653,578
                                             ------------------ --------------------------------------
                               TOTAL EXPENSES          328,301            645,793          30,110,500
                      OTHER INCOME (EXPENSE):
                              Interest income            2,501                  0             327,254

                                             ------------------ --------------------------------------
                                     NET LOSS       $(325,800)         $(619,681)       $(29,757,134)
                                             ================== ======================================

                      WEIGHTED AVERAGE SHARES

                                             ------------------ ------------------
                     COMMON STOCK OUTSTANDING        7,380,023          5,805,961
                                             ================== ==================

                    NET LOSS PER COMMON SHARE

                                             ------------------ ------------------
                   (BASIC AND FULLY DILUTIVE)          $(0.04)            $(0.11)
                                             ================== ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FROM INCEPTION (MAY 23,1986) THROUGH OCTOBER 31, 2003

                                                           COMMON          COMMON

                                                            STOCK           STOCK       PAID-IN    ACCUMULATED           TOTAL
                                                           SHARES          AMOUNT       CAPITAL        DEFICIT          EQUITY

                                                     ------------- ----------------------------- --------------  --------------

  May 1986 common stock issued for cash at $.25 per       162,000            $162       $40,878             $0         $41,040
                                              share

       Net Loss from inception to  October 31, 1986             0               0             0        (7,379)         (7,379)

   Fiscal 1987 common stock issued for cash at $.38       102,500             102        39,038              0          39,140
                                          per share
       Net Loss for the year ended October 31, 1987                                                   (49,050)        (49,050)

   Fiscal 1988 common stock issued for cash at $.50        15,000              15         7,455              0           7,470
                                          per share
       Net Loss for the year ended October 31, 1988             0               0             0       (17,156)        (17,156)

  Fiscal 1989 common stock issued for cash at $1.65       187,633             188       308,553              0         308,741
                                          per share

        Fiscal 1989 common stock issued for mineral        30,000              30        34,395              0          34,425
                          property; $1.15 per share
       Net Loss for the year ended October 31, 1989             0               0             0      (210,686)       (210,686)

  Fiscal 1990 common stock issued for cash at $5.48       194,726             195     1,066,635              0       1,066,830
                                          per share

        Fiscal 1990 common stock issued for mineral        40,000              40        46,400              0          46,440
                          property; $1.16 per share

    Fiscal 1990 common stock issued for services at         2,401               2        73,313              0          73,315
                                   $30.54 per share
        Net Loss for the year ended October 31, 1990            0               0             0    (2,372,808)     (2,372,808)

  Fiscal 1991 common stock issued for cash at $3.60       275,903             276       994,700              0         994,976
                                          per share

        Fiscal 1991 common stock issued for mineral        16,500              17       151,059              0         151,076
                          property; $9.16 per share

   Fiscal 1991 common stock issued for debt payment        78,924              79       318,691              0         318,770
                                 at $4.04 per share
      Net Loss for the year ended October 31, 19901             0               0             0      (578,573)       (578,573)

  Fiscal 1992 common stock issued for cash at $5.09       195,864             196       996,469              0         996,665
                                          per share

        Fiscal 1992 common stock issued for mineral        87,648              88       610,381              0         610,469
                          property; $6.96 per share

     Fiscal 1992 common stock issued for license at        40,000              40       136,040              0         136,080
                                    $3.40 per share
        Net Loss for the year ended October 31, 1992            0               0             0    (1,153,009)     (1,153,009)

  Fiscal 1993 common stock issued for subsidiary at       276,741             276     2,221,550              0       2,221,826
                                    $9.04 per share
       Net Loss for the year ended October 31, 1993             0               0             0    (1,430,936)     (1,430,936)

 Fiscal 1994 common stock issued for cash at $10.65       339,400             339     3,613,155              0       3,613,494
                                          per share

  Fiscal 1994 common stock issued for subsidiary at         2,500               3        64,747              0          64,750
                                   $25.90 per share

    Fiscal 1994 common stock issued for director at        25,000              25       208,100              0         208,125
                                    $8.32 per share
       Net Loss for the year ended October 31, 1994             0               0             0    (2,435,290)     (2,435,290)

        Fiscal 1995 common stock issued for cash at       208,359             208     2,979,872              0       2,980,080
                                   $14.30 per share

        Fiscal 1995 common stock issued for mineral        23,100              23       355,642              0         355,665
                         property; $15.40 per share

   Fiscal 1995 common stock issued for equipment at         1,800               2        29,833              0          29,835
                                   $16.58 per share
       Net Loss for the year ended October 31, 1995             0               0             0    (2,706,126)     (2,706,126)

        Fiscal 1996 common stock issued for cash at       316,024             316     4,496,619              0       4,496,935
                                   $14.23 per share

   Fiscal 1996 common stock issued for equipment at        30,970              31     1,267,852              0       1,267,883
                                   $40.94 per share
       Net Loss for the year ended October 31, 1996             0               0             0    (3,898,191)     (3,898,191)

        Fiscal 1997 common stock issued for cash at       270,608             271     4,365,253              0       4,365,524
                                   $16.13 per share
       Net Loss for the year ended October 31, 1997             0               0             0    (5,255,324)     (5,255,324)

        Fiscal 1998 common stock issued for cash at       198,928             199     3,636,543              0       3,636,742
                                   $18.28 per share

     Fiscal 1998 common stock issued pursuant to an        24,444              24          (24)              0               0
                            anti-dulition agreement
       Net Loss for the year ended October 31, 1998             0               0             0    (5,966,623)     (5,966,623)

  Fiscal 1999 common stock issued for cash at $5.44        24,060              24       130,879              0         130,903
                                          per share
       Net Loss for the year ended October 31, 1999             0               0             0    (1,623,785)     (1,623,785)

   Fiscal 2000 common stock issued for cash at $.65       375,800             376       245,164              0         245,540
                                          per share

    Fiscal 2000 common stock issued for payables at        55,000              55        53,136              0          53,191
                                     $.97 per share
       Net Loss for the year ended October 31, 2000             0               0             0      (785,920)       (785,920)

        Fiscal 2001 capital contribution for shares             0               0        17,531              0          17,531
                                previously paid for

   Fiscal 2001 common stock issued for debt at $.82        47,500              48        38,986              0          39,034
                                          per share
       Net Loss for the year ended October 31, 2001             0               0             0      (320,797)       (320,797)

    January 17, 2002; common stock issued for loans
                                   advanced in 2001
    of $100,000 and cash of $50,000 in 2002 at $.25       600,000             600       149,400              0         150,000
                                          per share

   February 27, 2002; common stock issued for cash;
                                  at $.25 per share       120,000             120        29,880              0          30,000

            March 15, 2002; common stock issued for
                                compensation , rent
      expenses and cash advances valued at $.25 per     2,000,000           2,000       498,000              0         500,000
                                              share

     March 23,  2002; common stock issued for cash;
                                  at $.25 per share       400,000             400        99,600              0         100,000

    March 25, 2002; common stock for payables at  $         2,000               2         1,270              0           1,272
                                      .64 per share

   April 8, 2002; common stock issued in connection
                                       with Xenolix

       Asset Acquisition; valued at $1.08 per share     1,201,657           1,201     1,296,589              0       1,297,790

      Recission of  Xenolix Asset Acquistion, value     (601,657)           (601)   (1,162,191)                    (1,162,792)
                               reduced to $ .23 per
         share equailvent to value of equipment and
                                  minerals retained

   April 8, 2002; common stock issued in connection
                                     with Lounsbury

      claims consolidation valued at $.63 per share       102,500             102        64,473              0          64,575

   September 9, 2002; common stock issued for cash;
                                  at $.25 per share        80,000              80        19,920              0          20,000

       Net Loss for the year ended October 31, 2002             0               0             0      (619,681)       (619,681)
                             restated for recission

  November 1, 2002  common stock issued for cash at       857,143             857       299,143              0         300,000
                                    $ .35 per share

  January 22, 2003 exercise of warrants at $.25 per       200,000             200        49,800              0          50,000
                                              share

     March 26, 2003 common stock issued for cash at        71,429              71        24,929              0          25,000
                                     $.35 per share

       Net Loss for the year ended October 31, 2003             0               0             0      (325,800)       (325,800)

                                                     --------------------------------------------------------------------------
                      BALANCES AT  OCTOBER 31, 2003     8,682,405          $8,682   $29,919,658  $(29,757,134)        $171,206
                                                     ============= ============================= ==============  ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                CUMULATIVE
                                                                                                   FROM
                                                                                                INCEPTION
                                                              YEAR ENDED        YEAR ENDED       (MAY 23,
                                                              OCTOBER 31,        OCTOBER 31,       1986) TO
                                                                 2003             2002            10/31
                                                           --------------------------------------------------
                   CASH FLOWS USED IN OPERATING ACTIVITIES:

                                                   NET LOSS      $(325,800)        $(619,681)  $(29,757,134)

                  EXPENSES NOT REQUIRING AN OUTLAY OF CASH:

                                Amortization / depreciation          38,599            27,498      3,607,361
                     Proceeds - Net book value of equipment               0             1,500      2,622,537
                     ,licenses, properties sold / abondoned
             Common stock issued for compensation, rent and               0           297,383        578,823
                                                   expenses

                                                           --------------------------------------------------
                                NET CASH USED IN OPERATIONS       (287,201)         (293,300)   (22,948,413)

               CHANGES TO OPERATING ASSETS AND LIABILITIES:

          (Increase) decrease in prepaid expenses and other              64             3,869          (302)
                    (Increase) refund of reclaimation bonds               0             8,585       (19,867)
                                                outstanding

              Increase ( decrease)  in accounts payable and        (51,847)                            5,750
                                        accrued liabilities
                 Increase  in  liabilities payable in stock               0            12,832              0
                                                           --------------------------------------------------
                    CASH FLOWS USED IN OPERATING ACTIVITIES       (338,984)         (268,014)   (22,962,832)

                      CASH FLOWS FROM INVESTING ACTIVITIES:

                             Purchases of plant & equipment         (1,677)          (39,002)      (871,107)
                            Acquition of mineral properties               0                 0    (2,152,077)
                                                           --------------------------------------------------
          TOTAL CASH FLOWS PROVIDED BY INVESTING ACTIVITIES         (1,677)          (39,002)    (3,023,184)

                      CASH FLOWS FROM FINANCING ACTIVITIES:

                               Common stock issued for cash         375,000           200,000     23,516,611
                                              Loan proceeds               0                 0      2,202,407
                                 Advances (repayments) from          72,140            99,001        373,350
                              officers/directors/affiliates

                                                           --------------------------------------------------

                       CASH FLOWS FROM FINANCING ACTIVITIES         447,140           299,001     26,092,368

                                                           --------------------------------------------------
                            NET INCREASE (DECREASE) IN CASH         106,479           (8,015)        106,352

                                CASH AT BEGINNING OF PERIOD           (127)             7,888              0

                                                           --------------------------------------------------
      CASH AND  (BANK OVERDRAFT) COMBINED  AT END OF PERIOD        $106,352            $(127)       $106,352
                                                           ==================================================

                SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

                      Common Stock issued for debt, officer              $0          $392,192       $803,187
                                                   advances

                                                           ==================================================

                           Common Stock issued for licences              $0                $0       $136,080
                                                           ==================================================

                          Common Stock issued for subsidiay              $0                $0$0   $2,286,576
                  acquistion-mineral properties & equipment
                                                           ==================================================

                 Common Stock issued for mineral properties              $0                $0     $1,198,075
                                                           ==================================================

                          Common Stock issued for equipment              $0                $0     $1,297,718
                                                           ==================================================
              Equipment returned to satisfy debt , payables              $0            $1,272     $1,299,872
                                                           ==================================================

                                              INTEREST PAID              $0                $0        $68,851
                                                           ==================================================

                                          INCOME TAXES PAID              $0                $0         $4,078
                                                           ==================================================

            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                         (FORMERLY NAXOS RESOURCES LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003

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

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for larger scale testing and possible development. The Company's principal property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California.

The Company is an exploration stage company as defined in Financial Accounting
Standard No. 7 (Accounting and Reporting by Development Stage Companies).
Further, as a "reporting company" pursuant to the Securities Exchange Act of
1934, as amended, the Company's financial reports include the information required by provisions of Regulation S-X under that Act, and specifically
Industry Guide 7 therein, applicable to companies engaged in mineral exploration and development. The Company has incurred losses every year since its inception;
it did not have any revenue from sales until 2002, and had no sales in 2003. The
Company has sold common stock on a regular basis to fund its operations and cover its losses. The Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of additional stock or from other sources, it may not be able to continue its exploration activities and to stay in business.

During 2003 the Company received $ 375, 000 in cash for the sale of its common stock.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation

     These consolidated financial statements include the accounts of Naxos
     Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.),
     Ltd., for fiscal years ended October 31, 2003, and October 31, 2002.

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

(c)      Foreign Exchange Gains or Losses

     The Company had no foreign currency gains or losses in fiscal year-ended
     October 31, 2003 or 2002. The Company conducted substantially all of its operations in US dollars for both fiscal years. The Company had no significant monetary assets or liabilities denominated in foreign currencies at either October 31, 2003 or 2002.

(d)      Mineral Properties and Equipment

     The Company has expensed the costs of acquiring and exploring its precious metal properties during the periods in which they were incurred, and will continue to do so until it is able to determine that commercially recoverable ore reserves are present on the properties. If it determines that such reserves exist, it will capitalize further costs.

     Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The
Company does not believe that has significant environmental, rehabilitation or restoration expenses for the mining operations it has conducted to date. The
Company believes that its cash deposits could be refunded without significant additional expenditures to restore its mining properties. The Company has not recorded an increase in the estimated recoverable deposits until it has received a more formal notification of its reduced exposure to environmental, rehabilitation, and restoration expenses. The Company has a deposit in the amount of $58,000 available to cover reclamation costs. The Company has reflected a net recoverable value of $19,867 based upon estimates of those costs. The Company will reflect an increase in the value of its deposits when it is able to reduce them based upon regulatory approvals and a refund of its deposit.

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

3.   CANCELLATION OF ASSET ACQUISITION AGREEMENT WITH XENOLIX TECHNOLOGIES, INC.
     (RESTATEMENT OF PRIOR PERIOD)

     The Company's financial statements for the fiscal year ended October 31,
2002 disclosed an agreement between the Company and Xenolix Technologies, Inc.
under which the company acquired certain alleged "technologies," including two
U.S. patents, for the recovery of precious metals from very-low-grade ores, as well as tangible equipment valued at $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company's common stock valued at $1,297,790, and warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. In attempting to apply the technology in its own facility, the Company discovered that the "technology" did not work and so was essentially worthless to the Company. During the 3rd quarter of 2003, the Company notified
Xenolix of its intention to cancel the agreement, to which Xenolix objected.

     On January 28, 2004 the Company entered into an agreement to settle its dispute with Xenolix. Under the agreement, Franklin Lake retained ownership of the patents and intellectual property, and issued Xenilox a warrant to purchase up to 600,000 shares of our common stock at $.30 per share through June 30,
2004. Xenolix will return to the Company 601, 657 shares of the common stock issued in the original agreement (retaining 600,000 shares), and will return the two warrants. The Company also retained the equipment with a fair market value approximately $110,000 and retained the value of the precious metals processed with a value of $25,000, for a total transaction value of $135,000. The value assigned to the settlement agreement is also approximately equal to the value of the 600,000 shares when valued at the average trading price of the Company's stock in January, 2004 ($ .23) prior to the agreement.. The 2002 financial statements were restated to eliminate the Patents and Intellectual Property value in the balance sheet of $ 1,123,690 in the original transaction. Assets and stockholder's equity were reduced by $ 1,123,690 as a result of the restatement. The 2002 financials statements were also restated to eliminate the amortization expense of $39,102 associated with to Patents and Intellectual
Property. The restatement reduced the loss in 2002 from $ 658,784 to $619,682 and total amortization expense of $ 66,601 to $ 27,499.

4.  VALUATION OF SHARES ISSUED

     The Company is thinly capitalized; the trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. Finding investors willing to purchase shares has been difficult. The Company issued shares for cash in three transactions in fiscal year-end October 31, 2003. Two of the transactions were at $.35 per share, and the other was at $.25 per share. All share issuances were for restricted stock and require resale in compliance with Rule 144. At the end of the fiscal year, the Company was obligated to its president for $81,157 for services to the Company (see Note 5); this amount is not payable in cash, only in shares of Company stock.

     The nature of the Company's business and required future investments by the
Company will preclude the Company from establishing a positive cash flow unless or until it can demonstrate the existence of reserves on its property. Since its inception, the Company has met all its cash needs from sales of its common stock, in a few small public offerings and several private placements. If the
Company is to continue exploration activities and eventually move from the exploration stage to the development stage, it will have to obtain larger sources of funds than it has been able to get from its past sources. Prior unsuccessful operations, its failure to achieve production since its inception, and the general trend of precious metal prices, will all impact the Company's ability to raise future capital.

     In the Fiscal Year Ended October 31, 2002, and prior years, the Company president made advances to the Company to cover operating costs and day-to-day expenses, provided management services, and provided space and facilities for
Company offices and for its exploration and testing activities. Although he was entitled to repayment in cash or in shares of Company stock for the advances, he was only entitled to shares of Company stock for the management services and the rent. He was authorized to exchange the Company's obligation to him for shares of its stock at the time of any sales of stock to other investors, upon the same terms as given to the other investors in cash sales transactions. During 2002, the Company sold 600,000 shares to a private investor at a price of $0.25 per shares, or a total of $150,000. At that time, the Company president gave notice to the Company of his intention to exchange $500,000 of its obligation to him for 2,000,000 shares of Company stock at the same price per share.

     In July of 2002 the Company issued 102,500 shares of its stock to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. This transaction lowered the Company's annual claims maintenance payments and consolidated its interest in the Franklin Lake property. The fair market value of the stock at the time of this transaction was $0.63 per share, giving the transaction a total value of $65,450.

     During 2003, a total of 1,128,572 shares were issued, all for cash in the total amount $375,000

5.  RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space
(including supplies and overhead), and use of land and buildings for its new testing and production facility, from its president, as summarized in the table.
The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

                                                 2003         2002
                                             -----------  -----------

Balances at Fiscal Year Beginning (Nov. 1)        9,017      202,209

Management fees at $4,000 per month            $ 48,000     $ 48,000

Corporate office rent, supplies, and
  overhead at $2,000 per month                   24,000       24,000

Test plant / exploration property rental
  at $1,250 per month                            15,000        8,750

Expenses paid on behalf of the Company
   for consultants and advisors                       -       95,750
Other advances prior period                           -       31,307
Advances to Company for operating
   capital                                          140       99,001
                                             -----------  -----------
                     Total for fiscal year       87,140      509,017

2,000,000 shares valued at $.25 per share
   for above advances, services & rent                -     (500,000)

                                             -----------  -----------
Balances owed to him at fiscal year end        $ 96,157      $ 9,017
                                             ===========  ===========

                                             -----------  -----------
Legal fees to officer                          $ 34,000     $ 31,200
                                             ===========  ===========

6.  STOCK OPTIONS & WARRANTS

The Company granted directors and certain employees' stock options as an incentive to purchase shares of the Company's common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Stock Options:                                                          Average
                                                 Number of              Exercise
                                                   Shares                Price
                                            --------------------- --------------------
     Balances outstanding; October 31, 2002              162,000               $ 0.39
                                     Issued                    -
                                    Expired              (37,000)
                                            --------------------- --------------------
     Balances outstanding; October 31, 2003              125,000               $ 0.37
                                            ===================== ====================

                                  Number
                                               Outstanding &            Average             Exercise
                                                  Issuable         Contractual Life           Price
                                            --------------------- -------------------- --------------------
     Exercise Prices:
                     $.37 on October 22,2005              125,000                 2.00               $ 0.37
                                             --------------------- -------------------- --------------------
                         Totals and averages              125,000                 2.00               $ 0.37
                                             ===================== ==================== ====================

                                  Number of
                                                Shares Subject          Exercise            Expiration
                                               to Stock Options           Price                Date
                                             --------------------- -------------------- --------------------
                      Five current directors              125,000               $ 0.37     October 22, 2005
                                             --------------------- --------------------
                                                          125,000               $ 0.37
                                             ===================== ====================
Warrants:
                                  Number of
                                   Shares
                                             ---------------------
      Balances outstanding; October 31, 2002            5,303,314
                                  Excercised             (200,000)
                                     Expired           (2,700,000)
                                    Issued(1)           1,528,572
       Xenolix recsission-warrants cancelled           (2,403,314)
                                             ---------------------
      Balances outstanding; October 31, 2003            1,528,572
                                             =====================

(1) Includes 600,000 issued in the settlement with Xenolix, exercisable at $.30 per share; and 928,572 issued in a private placement, exercisable at $.50

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

                                                2003          2002
                                            ------------- -------------

  Net operating losses expiring 2009-2022    $ 6,600,000   $ 6,150,000

  STATUTORY TAX RATE:
       $22,250 + 39% in excess of $100,000
  EFFECTIVE TAX RATE:                                  -             -
  Deferred tax assets:                         2,557,000     2,380,000
  Less valuation allowance:                   (2,557,000)   (2,380,000)
                                            ------------- -------------
                    NET DEFERRED TAX ASSETS  $         -   $         -
                                            ============= =============

8.   RESCISSION OF SHARE EXCHANGE TRANSACTION

In connection with its redomiciliation from British Columbia to Nevada on
January 9, 2002 the Company issued shares in a newly formed Nevada corporation in exchange for the outstanding shares of the Canadian corporation. On advice of counsel the Company did not register the new shares under the Securities Act of
1933, but later learned that the shares should have been so registered.
Accordingly, the Company may make an offer of rescission to certain shareholders, which offer would most likely be in the form of a purchase of their shares for cash.

The Company has not yet finally determined the terms upon which a rescission offer would be made. Nor has the Company determined the exact number of shareholders that might be eligible for the offer, although it is of the opinion that any such eligible shareholders will not represent a significant number of shares subject to the rescission offer. Accordingly, the Company has not set aside any cash reserve to purchase stock that may be tendered; however, if the
Company's opinion proves wrong and a substantial number of shares were to be tendered, the rescission could have a material adverse effect on the Company's cash position and liquidity.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     For the fiscal year ended October 31, 2001, the audit was performed by
Ellis Foster, Chartered Accountants, in Vancouver, British Columbia. Upon our
move to the United States, Ellis Foster resigned and for the fiscal years ended
October 31, 2002 and 2003, the financial statements were audited by Randy R.
Simpson, CPA, P.C.

     The resignation of Ellis Foster, Chartered Accountants, was not based on any disagreement with the Company on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

==========================================================================================
     NAME                     AGE                POSITION(S)               SERVICE BEGAN
------------------------------------------------------------------------------------------
Father Gregory Ofiesh         72     Director, President, Chief             March 2000
                                     Executive Officer and
                                     Acting Chief Financial Officer
------------------------- ---------- ----------------------------------- -----------------
Kamal Alawas                  52     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Robert Chatwin                80     Director                               July 1998
------------------------- ---------- ----------------------------------- -----------------
Stanley Combs                 55     Director                               July 1998
------------------------- ---------- ----------------------------------- -----------------
Paul Kaser                    49     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Peter Boyle                   65     Vice President-Regulatory Affairs,     August 2000
                                     Secretary
==========================================================================================
Note: The full board acts as both the audit committee and the compensation committee.

FATHER GREGORY OFIESH, director, president, chief executive officer, and acting chief financial officer, is a California resident. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San
Francisco, California, on January 1, 2001. Prior to his retirement, he was, and he continues to serve as, Dean of the San Francisco Bay Area Orthodox Clergy. On
average, Fr. Ofiesh devotes about 20 hours per week to our affairs.

KAMAL ALAWAS, director, resident of Washington, is the president of
International Star Inc. (OTC: ISRI) and Sidon International Resources Corp.,
both mineral exploration companies. In addition, for the past five years he has worked about 20 to 25 hours per week as a consultant in mineral exploration and development, mining, and management. Previously, he was associated with other mining companies and involved with private investments.

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

PAUL A. KASER, director, a resident of New Jersey, is a chemical engineer with
BASF, a large international chemical company. He has been with the firm for ten years. Mr. Kaser has a B.S. in chemical engineering from the New Jersey
Institute of Technology and an M.B.A. from Seton Hall University.

PETER BOYLE, vice president-regulatory affairs and secretary, is resident of
California. He is an attorney-at-law and a member of the State Bar of
California, including its Business Law Section. He has been a sole practitioner for over 20 years, representing individuals in establishing new businesses and advising businesses on transactional and corporate matters. Prior to that he served as general counsel of the Federal Home Loan Bank of San Francisco, and thereafter acted as counsel for financial institutions in their dealing with regulatory authorities and financial transactions. He is a graduate of the
University of Notre Dame and the University of Pennsylvania Law School. Mr.
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

Compliance With Section 16(A) Of The Exchange Act

     Our chief executive officer, Father Gregory Ofiesh, our secretary, Peter
Boyle, and four of our directors, Robert Chatwin, Stan Combs, Kamal Alawas and
Paul Kaser, each failed to timely file Form 5 for the fiscal year ended October
31, 2003. We are informed each individual is aware of the oversight and expects to file his report shortly.

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

================================================================================
                                                                      LONG-TERM
                                              ANNUAL COMPENSATION   COMPENSATION
                                           ----------------------- -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($)  OPTIONS (#)
------------------------------ ----------- ------------ ---------- -------------
                                  2003        $48,000*        $0           0
Father Gregory Ofiesh          ----------- ------------ ---------- -------------
President, CEO, Director          2002        $48,000*        $0      25,000**
                               ----------- ------------ ---------- -------------
                                  2001        $27,642*        $0           0
================================================================================
*  The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; the amounts can only be used to purchase shares of
   Company stock.
** As a director, Father Ofiesh received an option to purchase 25,000 shares of common stock. (See preceding paragraph.)

     No funds were set aside or accrued by the Company during fiscal year 2003or
2002 to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 1, 2004, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the
Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the January 9, 2002 one-for-ten reverse stock split. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

                                      -43-

==============================================================================
TITLE OF                                                               PERCENT
 CLASS             PERSONS OR GROUP                    SHARES OWNED   OF CLASS
------------------------------------------------------------------------------
Common            Father Gregory Ofiesh                2,373,000(1)      23.0
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Kamal Alawas                            25,000(2)       0.2
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Robert Chatwin                         193,000(3)       1.9
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Stan Combs                                31,250        0.3
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Paul Kaser                             392,000(4)       3.8
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Peter Boyle                                5,000        0.0*
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Forrest Godde                        1,200,000(5)      11.6
                  P.O. Box 1152
                  Lancaster, CA 93584-1152
----------------- ----------------------------------- ------------- ----------
Common            Prudent Bear Fund                    1,714,286(6)      16.6
----------------- ----------------------------------- ------------- ----------
Common            Xenolix Technologies, Inc.           1,200,000(7)      11.6
----------------- ----------------------------------- ------------- ----------
Common            Officers and Directors as a Group    3,019,250         29.2
==============================================================================
* Less than 0.1%
(1)  Fr. Ofiesh is President, CEO and a director. Ownership includes an option to purchase 25,000 shares of common stock
(2)  Kamal Alawas is a director. Ownership includes an option to purchase 25,000 shares.
(3)  Robert Chatwin is a Director. Ownership inclues warrants to purchase
     134,000 shares of common stock and an option to purchase 25,000 shares.
(4)  Paul Kaser is a Director. Ownership includes an option to purchase 25,000 shares.
(5)  Mr. Godde is an investor who does not hold a position of employment in the
     Company.
(6)  Prudent Bear Fund is an investment company registered under the Investment
     Company Act of 1940, as amended.
(7)  Issued in settlement of a contract dispute with Xenolix. Ownership includes warrants to purchase 600,000 shares.

     There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company. We know of no voting trusts or similar agreements between or among any of the above individuals.

     The tables below provide information, as of January 1, 2004, as to the number of outstanding shares of common stock subject to stock options and warrants held by directors and officers of the Company.

                 Stock Options Outstanding - Directors/Officers

                              As Of January 1, 2004

         ===================================================================
         Expiration Date          Exercise Price     Number of Common Shares
         -------------------------------------------------------------------
         October 22, 2004             $0.37             125,000 (directors)
         -------------------------------------------------------------------
                                     Total              125,000
         ===================================================================

ITEM 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     1.   The Company sold all rights, titles, and interests in the property for
          $125,000, payable in full at closing, with the title to the property to be free and clear of all liens, charges and encumbrances;

     2.   The Company has the right to store samples conveyed under chain of custody and under the Company's lock and key in a satisfactory place located in a building on the property at no charge to the Company;

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

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN LAKE RESOURCES, INC.

Dated: February 13, 2004                    /s/ Father Gregory Ofiesh
                                            ----------------------------------
                                            President, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh     President, Chief Executive       February 13, 2003
--------------------------    Officer, Acting Chief
                              Financial Officer, Director

/s/ Kamal Alawas              Director                         February 13, 2003
-------------------------

/s/ Peter Boyle               Secretary                        February 13, 2003
-------------------------

/s/ Robert Chatwin            Director                         February 13, 2003
-------------------------

/s/ Stan Combs                Director                         February 13, 2003
-------------------------

/s/ Paul Kaser                Director                         February 13, 2000
-------------------------