Form 10KSB/A
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-02-20
CIK 879519

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 4

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

WE HAVE NO RESERVES, NO MINING OPERATIONS, AND NO INCOME

We currently have no revenues from operations, no mining operations, and no reserves. Reserves, by definition, contain mineral deposits in a quantity and in a form from which the target minerals may be economically and legally extracted or produced. We have not established that precious minerals exist in any quantity in the property which is the focus of our exploration efforts. We have not established that precious or other valuable minerals exist in any quantity on the property that is the focus of our exploration efforts, and unless or until we do so we will not have any income from operations.

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

                                      -15-

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

To date, we have not been successful in extracting precious metals in greater than trace amounts from the material at Franklin Lake. We have again sought the assistance of two experienced professionals, Ahmet Altinay and John van Engelen, as consultants to advise us regarding our sampling and assay procedures. We intend to complete additional testing in coordination with our outside consultants, then make a determination as whether or how to pursue future exploration activities there. In the meantime, we are evaluating whether to commence exploration activities at one or more other sites to which we may acquire rights, or to enter a contract or joint venture arrangement for the use of our Amargosa facility for processing more amenable ore from other companies'
properties. While no such arrangements are imminent at the present time, it is likely that in any event we we will have to seek further funding, probably in the form of a private placement of common shares or a rights offering to current shareholders, if we are to continue in operation.

Sales From Test Samples

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
-------------------------------------------------------------------------------------------------------------

(1)  The original source of the processed material was concentrates and fly ash purchased from Xenolix Technologies. Due to inadequate controls during the physical handling of the material, our management believes it was likely contaminated with non-naturally-occurring precious metals.

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

South San Francisco Office

     The Company uses space in a building owned by our President, Father Gregory
Ofiesh, for its executive and administrative offices. From March 2000, through
January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1,
2001, the Company began to pay Father Ofiesh rent at the rate of $1,258.00 per month. Effective November 1, 2001, the payment was adjusted to $2,000 per month.
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

                                      -23-

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

     During  fiscal  year  2002,  the  Company  did  not  raise  any  cash  from financings.  In fiscal year 2001,  net cash proceeds from equity  financing were
$17,531, and in fiscal year 2000, they were $254,621.

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

Significant Trends

     Availability of funds for scaling up exploration activity continues to be a challenge for the Company. We continue to experience difficulty developing a viable recovery process for the Franklin Lake material, and we believe that at this point our likelihood of success remains too speculative to consider a public offering of our securities. We expect to continue to rely on occasional private investments, but they may become more difficult to obtain as more time passes without favorable testing results. We are engaging two outside consultants, John van Engelen and Ahmet Altinay, to aid us in determining the merits of continued investment in developing our recovery process for the material at Franklin Lake.

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

Plan Of Operation For Fiscal Year 2002-2003

     At the beginning of fiscal year 2002-2003, we expected the funds we received in a private placement ($300,000) to support the Company's operations for approximately nine months into the year. During the first few months, we received a total of $75,000 from additional shares sold in the private placement and from the exercise of a warrant. These additional funds and careful monitoring of our expenses allowed us to continue our business through the end of the fiscal year and into the following year (2003-2004). At the time this amendment is ritten (early February 2004), we believe that we have enough to carry us through the end of March 2004. If we are not able to raise additional funds through a private offering before that time, we will not be able to continue in business.

     At the beginning of the fiscal year, we hoped to be able to commence larger scale exploration and testing. At the time of this amendment, we have not been able to achieve this goal, but we are still attempting to do so.

     In May of 2000 we filed a registration statement with the Securities and
Exchange Commission regarding an offering of subscription rights to our shareholders. Because of the lapse of time and changed circumstances, we have withdrawn that filing (subsequent to the period covered by this report).

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

                                      -42-

                                               2002        2001
                                          ----------- -----------

Beginning balances owed to Fr. Ofiesh      $202,209    $  31,308

Management Fees                              48,000       23,375

Corporate office rent, supplies, and
  overhead at $2,000 per month                24,000      15,583

Operations facility property rental
  at $1,250 per month                          8,750           -

Expenses paid on behalf of the Company
   for consultants and advisors               95,750           -

Other advances prior period                   31,307           -

Advances to Company for operating
   capital                                    99,001     131,943
                                          -----------------------

                    Total for fiscal year    306,808     170,901

2,000,000 shares valued at $.25 per share
   for above advances, services & rent      (500,000)          -

                                          -----------------------
Balances owed to him at fiscal year end      $ 9,017   $ 202,209
                                          =======================

                                          -----------------------
Legal fees paid to officer                   $31,253    $ 26,450
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

(1) The original source of the processed material was concentrates and fly ash purchased from Xenolix Technologies. Due to inadequate controls during the physical handling of the material, management believes it was likely contaminated with non-naturally-occurring precious metals.

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

================================================================================
                                                                      Percent of
Title of Class     Persons or Group               Shares Owned          Class
================================================================================

Common            Father Gregory Ofiesh            6,407,096(1)         48.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Robert Chatwin (2)                 194,700(2)          2.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Stan Combs                          31,250(3)          0.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Paul Kaser                         567,000(4)          4.3%
                  172 Starlite Street
                  South San Francisco
                  California 94080

Common            Peter Boyle                          5,000             0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Forrest G. Godde                 1,744,230(5)         13.2%
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
(3)  Stan Combs is a Director. Ownership includes an option to purchase 25,000 shares of common stock.
(4)  Paul Kaser is a Director. Ownership includes warrants to purchase 266,000 shares of common stock and options to purchase 25,000 shares.
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

                                        FRANKLIN LAKE RESOURCES, INC.

Dated:  February 19, 2004               /s/ Father Gregory Ofiesh
                                        ---------------------------------
                                        President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh         President, Chief Executive     Feb. 19, 2004
---------------------------       Officer, Acting Chief
                                  Financial Officer, Director

/s/ Kamal Alawas                  Director                       Feb. 19, 2004
---------------------------

/s/ Peter Boyle                   Secretary                      Feb. 19, 2004
---------------------------

/s/ Robert Chatwin                Director                       Feb. 19, 2004
---------------------------

/s/ Stan Combs                    Director                       Feb. 19, 2004
---------------------------

/s/ Paul Kaser                    Director                       Feb. 19, 2004
---------------------------

