Form 10QSB
period 2004-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-03-16
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended January 31, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes  [ ]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of January 31, 2004: 8,682,405 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation ("Company"), as of and for the period ended January 31, 2004, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                  January 31,         October 31,
                                                                     2004                2003
                                                                 ------------        ------------
                     ASSETS
Current Assets:

     Cash                                                        $     44,308        $    107,755
     Prepaids and other                                                   302                 302
                                                                 ------------        ------------
                             Total Current Assets                      44,610             108,057
Fixed Assets:
     Office furniture & equipment                                      30,101              30,101
     Plant equipment                                                  419,469             419,469
     Accumulated depreciation                                        (327,797)           (317,978)
                                                                 ------------        ------------
                               Total Fixed Assets                     121,773             131,592
Other Assets:
     Reclamation bond- net of estimated
reclamation costs                                                      19,867              19,867
                                     Total Assets                $    186,249        $    259,516
                                                                 ============        ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft                                                         -        $      1,403

     Accounts payable and accrued liabilities                    $      4,705               5,750
                                                                 ------------        ------------
                        Total Current Liabilities                       4,705               7,153
                                                                 ------------        ------------
Long-Term Liabilities:
     Advances by director and officer payable in stock                126,657              81,157
                                                                 ------------        ------------
                      Total Long-Term Liabilities                     126,657              81,157
                                                                 ------------        ------------
                                Total Liabilities                     131,362              88,310
                                                                 ------------        ------------
Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized 5,000,000
        shares; no preferred shares outstanding                             0                   0
     Common Stock, $.001 par value; authorized 45,000,000
        shares; 8,682,405 issued and outstanding at
        January  31, 2004                                               8,682               8,682
     Additional Paid-In Capital                                    29,919,658          29,919,658
     Accumulated Deficit                                          -29,873,454         -29,757,134
                                                                 ------------        ------------
                       Total Stockholders' Equity                      54,887             171,206
                                                                 ------------        ------------
       Total Liabilities and Stockholders' Equity                $    186,249        $    259,516
                                                                 ============        ============



               See accompanying notes to the financial statements.



                              FRANKLIN LAKE RESOURCES, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                                       (Unaudited)


                                          Quarter Ended   Quarter Ended
                                            January 31,     January 31,
                                               2004            2003
                                          -------------   --------------

    Revenue from precious metal sales     $          0    $           0
                                          -------------   --------------
                        Total Revenue                0                0
                            Expenses:
            Mineral exploration costs           44,930           48,629
   Depreciation/amortization expenses            9,819            9,757
           General and administrative           61,717           47,962
                                          -------------   --------------
                       Total Expenses          116,467          106,350

              Other Income (Expense):

                      Interest income              150                0
                                          -------------   --------------
                             Net Loss     $   (116,317)   $    (106,350)
                                          =============   ==============

              Weighted Average Shares
             Common Stock Outstanding        8,682,402        8,411,113
                                          =============   ==============

            Net Loss Per Common Share
            (Basic and Fully Diluted)          $(0.01)          $(0.01)
                                          =============   ==============



                 See accompanying notes to financial statements.



                                     FRANKLIN LAKE RESOURCES, INC.
                                     (A Development Stage Company)
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                       Quarter Ended      Quarter Ended
                                                        January 31,        January 31,
                                                            2004              2003
                                                      ---------------   ---------------

         Cash Flows used in Operating Activities:

                                         Net Loss     $     (116,317)   $     (106,350)

        Expenses not Requiring an Outlay of Cash:

                      Amortization / depreciation              9,819             9,757
                      Net Cash used in Operations           (106,498)          (96,593)

     Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses and other                  0                95


    Increase ( decrease)  in accounts payable and             (1,045)            2,402
                              accrued liabilities

          Cash Flows used in Operating Activities           (107,453)          (94,006)

            Cash Flows from Investing Activities:

                   Purchases of plant & equipment                  0            (1,678)

Total Cash Flows Provided by Investing Activities             (1,677)           (1,678)

            Cash Flows from Financing Activities:

                     Common stock issued for cash                  0           350,000

                       Advances (repayments) from             45,500            18,140
                    officers/directors/affiliates
                                                      ===============   ===============
             Cash Flows from Financing Activities             45,500           368,140
                                                      ---------------   ---------------
                  Net Increase (Decrease) in Cash            (62,043)          272,365
                      Cash at Beginning of Period            106,352              (127)
               Cash and (Bank Overdraft) combined
                                 at End of Period     $       44,308    $      272,239
                                                      ===============   ===============



                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                         (Formerly Naxos Resources Ltd.)
                   Notes to Consolidated Financial Statements
                                January 31, 2004
                                   (Unaudited)

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

The Company is an exploration stage company as defined in Financial Accounting Standard No. 7 (Accounting and Reporting by Development Stage Companies). Further, as a "reporting company" pursuant to the Securities Exchange Act of 1934, as amended, the Company's financial reports include the information required by provisions of Regulation S-X under that Act, and specifically Industry Guide 7 therein, applicable to companies engaged in mineral exploration and development. The Company has incurred losses every year since its inception; it did not have any revenue from sales until 2002, and had no sales in 2003 or in the first quarter of 2004. The Company has sold common stock on a regular basis to fund its operations and cover its losses. The Company has also utilized its common stock to acquire mineral properties, equipment, and licenses, to compensate officers and directors, and to resolve outstanding obligations. If the Company cannot continue to obtain funds from the sale of stock or from other sources, it may not be able to continue its exploration activities and to stay in business.


2.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

     These consolidated financial statements include the accounts of Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal quarters ended January 31, 2004, and January 31, 2003.

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

(c)  Foreign Exchange Gains or Losses

     The Company had no foreign currency gains or losses in fiscal quarterly period ended January 31, 2004 or 2003. The Company conducted substantially all of its operations in US dollars for both fiscal years. The Company had no monetary assets or liabilities denominated in foreign currencies at either January 31, 2004 or 2003.

(d)  Mineral Properties and Equipment

     The Company has expensed the costs of acquiring and exploring its exploration properties during the periods in which they were incurred, and will continue to do so until it is able to determine that commercially recoverable ore reserves are present on the properties. If it determines that such reserves exist, it will capitalize further costs.

     Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company's BLM properties. The Company does not believe that has significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date. The Company believes that its cash deposits will be refunded without significant additional expenditures to restore its exploration properties. The Company has not recorded an increase in the estimated recoverable cash deposits and will not do so until it has received an official notification of its reduced exposure to environmental, rehabilitation, and restoration expenses. The Company has a deposit in the amount of $58,000 available to cover reclamation costs. The Company has reflected a net recoverable value of $19,867 based upon estimates of those costs.

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

(i)  Fair Value of Financial Instruments

     The respective carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, tax credit recoverable, reclamation bond, loan receivable, accounts payable and accrued liabilities, amount due to a director and loan payable. Book values were assumed to approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

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

3. CANCELLATION OF ASSET ACQUISITION AGREEMENT WITH XENOLIX TECHNOLOGIES, INC. (RESTATEMENT OF PRIOR PERIOD)

     On January 28, 2004 the Company entered into a settlement agreement with Xenolix Technologies, Inc., the effect of which was to affirm the company's cancellation of the asset acquisition agreement of April 9, 2002 between the parties. The Company's financial statements for the fiscal year ended October 31, 2002, and the fiscal quarters ended January 31, April 30, and July 31, 2003 have been restated to reflect the terms of the settlement.

4.   VALUATION OF SHARES ISSUED

     The Company is thinly capitalized; the trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. Finding investors willing to purchase shares has been difficult. The Company issued new shares for cash in two transactions in the fiscal quarter ended January 31, 2003: a private placement in which it issued 857,143 shares at a price of $0.35 per share, for total consideration of $300,000, and the exercise of a warrant in which it issued 200,000 shares at a price of $0.25 per share, for a total consideration of $50,000. In both cases, the stock issued was restricted and requires resale in accordance with the SEC rule
     144. The Company did not issue any new shares in the fiscal quarter ended January 31, 2004.

     The nature of the Company's business and required future investments by the Company will preclude the Company from establishing a positive cash flow unless or until it can demonstrate the existence of reserves on its property and the ability to recover precious metals economically. Since its inception, the Company has met all its cash needs from sales of its common stock, in a few small public offerings and several private placements. If the Company is to continue exploration activities and eventually move from the exploration stage to the development stage, it will have to obtain larger sources of funds than it has been able to get from its past sources. Prior unsuccessful operations, its failure to achieve production since its inception, and the general trend of precious metal prices, will all impact the Company's ability to raise future capital.


5.   RELATED PARTY TRANSACTIONS AND OPERATING LEASES

     In the Fiscal Year Ended October 31, 2002, and prior years, the Company president made advances to the Company to cover operating costs and day-to-day expenses, provided management services, and provided space and facilities for Company offices (including supplies and overhead), and for its exploration and testing activities. Although he was entitled to repayment in cash or in shares of Company stock for the advances, he was only entitled to shares of Company stock for the management services and the rent. Since the fiscal year ended October 31, 2002, he has not provided, and specifically during the quarters ended January 31, 2003 and January 31, 2004, he did not provide, further advances to the company but he has continued to provide management services and to provide the described property. He is authorized to exchange the Company's obligation to him for shares of its stock at the time of any sales of stock to other investors, upon the same terms as given to the other investors in cash sales transactions.

     During the period covered by this report, management discovered that 19 months' rent of $1,250 per month on its testing and production facility had not been recorded in prior periods. The back rent was recorded on November 30, 2003.

                                                   2003         2002
                                               -----------  -----------

  Balances at Beginning of Period               $  81,157    $   9,017

  Management fees at $4,000 per month              12,000       12,000

  Corporate office rent, supplies, and
    overhead at $2,000 per month                    6,000        6,000

  Test plant / exploration property rental
    at $1,250 per month (includes previously
    unrecorded rent for 19 months prior to
    the period covered by this report)             27,500            -

  Advance to an employee                                -          140

                                               -----------  -----------
  Total for fiscal quarter                      $   45,400   $   18,140
                                               -----------  -----------
  Balance at end of quarter                     $  126,657   $   27,157
                                               ===========  ===========

  Legal fees to officer                          $  8,000     $  8,000
                                               ===========  ===========


6.   STOCK OPTIONS & WARRANTS

     The Company granted directors and certain employees stock options as an incentive to purchase shares of the Company's common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:


Stock Options:

                                                                        Average
                                                 Number of              Exercise
                                                   Shares                Price
                                            --------------------- --------------------
     Balances outstanding; October 31, 2003              125,000               $ 0.37
                                     Issued                    -
                                    Expired                    -
                                            --------------------- --------------------
     Balances outstanding; January 31, 2003              125,000               $ 0.37
                                            ===================== ====================


                                                   Number
                                               Outstanding &            Average             Exercise
                                                  Issuable         Contractual Life           Price
                                            --------------------- -------------------- --------------------
     Exercise Prices:

                    $.37 on October 22, 2005              125,000                 1.75               $ 0.37
                                             --------------------- -------------------- --------------------
                         Totals and averages              125,000                 1.75               $ 0.37
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
                                             ===================== ====================


Warrants:
                                                    Number of
                                                     Shares
                                             ---------------------
   Balances outstanding; October 31, 2003(1)            1,428,572
                                  Excercised                    -
                                     Expired                    -
                                      Issued                    -
                                             ---------------------
   Balances outstanding; January 31, 2003(1)            1,428,572
                                             =====================

--------------
(1) Includes 600,000 issued in the settlement with Xenolix, exercisable at $.30 per share through June 30, 2004; and 928,572 issued in a private placement, exercisable at $.50 through November 30, 2004.


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

                                                    2003          2002
                                              ------------- --------------
Net operating losses expiring 2009-2022        $ 6,600,000    $ 6,150,000
Statutory tax rate:
     $22,250 + 39% in excess of $100,000
Effective tax rate:                                      -              -
Deferred tax assets:                             2,557,000      2,380,000
Less valuation allowance:                       (2,557,000)    (2,380,000)
                                              ------------- --------------
                      Net Deferred Tax Assets  $         -    $         -
                                              ============= ==============

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


Item 2 - Management's Discussion and Analysis or Plan of Operation

Plan of Operation

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



                           PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

         We are not aware of any current or threatened legal proceedings disclosable under this item.

Item 2  -  Changes in Securities

         None.


Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

Exhibits:

         No.            Description
         ---            -----------

         31       Certification of CEO / CFO
         32       Certification of CEO / CFO


Reports on Form 8-K

         None.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FRANKLIN LAKE RESOURCES INC.


March 16, 2004                             /s/ Fr. Gregory Ofiesh
-----------------                          -----------------------------
Date                                       President, Acting Chief
                                           Financial Officer