Form 10KSB/A
period 2003-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-04-12
CIK 879519

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

         8,682,405

NOTE: This second amendment to the Company's Annual Report of Form 10-KSB is being filed to bring the financial disclosures into accordance with Generally
Accepted Accounting Standards and to supply audited financial statements.

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

                                      -17-

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

Settlement of Dispute with Xenolix  Technologies  and Impairment of Intellectual
Property Assets

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

Franklin Lake Resources, Inc.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
South San Francisco, California

We have audited the accompanying consolidated balance sheet of Franklin Lake
Resources, Inc. (An Exploration Stage Company) (Formerly Naxos Resources, Ltd.)
as of October 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended October 31, 2003. We did not audit the consolidated statements of operations, stockholder's equity and cash flows for the year ended October 31, 2002 and for the period from inception on May 23, 1986 through October 31, 2002. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, in so far as it relates to the year ended October 31, 2002 and for the period from inception on May 23, 1986 through October 31, 2002, is based solely upon the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
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

In our opinion, based upon our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of October 31, 2003, and the consolidated results of its operations and cash flows for the years ended
October 31, 2003 and 2002 and for the period from inception on May 23, 1986 through October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Franklin Lake Resources, Inc. (An Exploration Stage Company) (Formerly
Naxos Resources, Ltd) will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about it's ability to continue as a going concern.
Management's plans in regards to these matters are also described in Note 10.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Madsen & Associates, CPAs Inc.
April 7, 2004
Salt Lake City, Utah

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

Randy Simpson, CPA, P.C.
A Professional Corporation

June 26, 2003
Sandy, Utah

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                    October 31,
                                          ASSETS                        2003
                                                                   -------------
Current Assets:

     Cash                                                          $    107,755
     Prepaids and other                                                     302
                                                                   -------------
          Total Current Assets                                          108,057

Fixed Assets:

     Office furniture & equipment                                        30,101
     Plant equipment                                                    419,469
     Accumulated depreciation                                          (317,978)
                                                                   -------------
          Total Fixed Assets                                            131,592

Other Assets:

     Reclamation bond- net of estimated reclamation costs                19,867
     Impaired patents & intellectual property - net                           -
                                                                   -------------
          Total Assets                                             $    259,516
                                                                   =============
                        LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:

     Bank Overdraft                                                $      1,403
     Accounts payable and accrued liabilities                            14,732
                                                                   -------------
          Total Current Liabilities                                      16,135

Long-Term Liabilities:

     Advances by director and officer payable in stock                   96,157
                                                                   -------------
          Total Long-Term Liabilities                                    96,157
                                                                   -------------
          Total Liabilities                                             112,292

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized 5,000,000
         shares; no preferred shares outstanding                              -
     Common Stock, $.001 par value; authorized 45,000,000 shares;
         9,284,062 issued and outstanding at October 31, 2003             9,283
     Additional Paid-In Capital                                      31,081,849
     Accumulated Deficit                                            (30,943,908)
                                                                   -------------
          Total Stockholders' Equity                                    147,224
                                                                   -------------
          Total Liabilities and Stockholders' Equity               $    259,516
                                                                   =============

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations

                                                   Cumulative from
                                                     Year Ended       Year Ended        Inception
                                                     October 31,      October 31,    (May 23,1986) to
                                                        2003              2002       October 31, 2003
                                                  ----------------  ---------------  ----------------

    Revenue from precious metal sales              $            -   $       26,112   $       26,112
                                                   ---------------  ---------------  ---------------
      Total Revenue                                             -           26,112           26,112

 Expenses:
     Mineral exploration costs                            143,224          230,075       15,873,542
     Depreciation/amortization expenses                    77,359           66,601        3,685,224
     General and administrative                           167,958          388,219       10,326,324

Impairment of patents & intellectual property           1,084,930                -        1,084,930
                                                   ---------------  ---------------  ---------------

      Total Expenses                                    1,473,471          684,895       30,970,020

                                                   ---------------  ---------------  ---------------
      Net Loss                                     $   (1,473,471)  $     (658,783)  $  (30,943,908)
                                                   ===============  ===============  ===============

Weighted Average Shares                            ---------------  ---------------
   Common Stock Outstanding                             7,380,023        5,805,961
                                                   ===============  ===============
Net Loss Per Common Share                          ---------------  ---------------
   (Basic and Fully Diluted)                       $        (0.20)  $        (0.10)
                                                   ===============  ===============

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2003

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------

May 1986 common stock issued
for cash at $.25 per share                           162,000    $       162         40,878    $         --   $    41,040

Net Loss from inception to October 31, 1986               --             --             --          (7,379)       (7,379)

Fiscal 1987 common stock issued
 for cash at $.38 per share                          102,500            102         39,038              --        39,140

Net Loss for the year ended October 31, 1987              --             --             --         (49,050)      (49,050)

Fiscal 1988 common stock issued
 for cash at $.50 per share                           15,000             15          7,455              --         7,470

Net Loss for the year ended October 31, 1988              --             --             --         (17,156)      (17,156)

Fiscal 1989 common stock issued
 for cash at $1.65 per share                         187,633            188        308,553              --       308,741

Fiscal 1989 common stock issued for
 mineral property; $1.15 per share                    30,000             30         34,395              --        34,425

Net Loss for the year ended October 31, 1989              --             --             --        (210,686)     (210,686)

Fiscal 1990 common stock issued
 for cash at $5.48 per share                         194,726            195      1,066,635              --     1,066,830

Fiscal 1990 common stock issued
 for mineral property; $1.16 per share                40,000             40         46,400              --        46,440

Fiscal 1990 common stock issued
 for services at $30.54 per share                      2,401              2         73,313              --        73,315

Net Loss for the year ended October 31, 1990              --             --             --      (2,372,808)   (2,372,808)

Fiscal 1991 common stock issued
 for cash at $3.60 per share                         275,903            276        994,700              --       994,976

Fiscal 1991 common stock issued
 for mineral property; $9.16 per share                16,500             17        151,059              --       151,076

Fiscal 1991 common stock issued
 for debt payment at $4.04 per share                  78,924             79        318,691              --       318,770

Net Loss for the year ended October 31, 1991              --             --             --        (578,573)     (578,573)

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2003

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------
(continued)

Fiscal 1992 common stock issued
 for cash at $5.09 per share                         195,864            196        996,469              --       996,665

Fiscal 1992 common stock issued
 for mineral property; $6.96 per share                87,648             88        610,381              --       610,469

Fiscal 1992 common stock issued
 for license at $3.40 per share                       40,000             40        136,040              --       136,080

Net Loss for the year ended October 31, 1992              --             --             --      (1,153,009)   (1,153,009)

Fiscal 1993 common stock issued
 for subsidiary at  $9.04 per share                  276,741            276      2,221,550              --     2,221,826

Net Loss for the year ended October 31, 1993              --             --             --      (1,430,936)   (1,430,936)

Fiscal 1994 common stock issued
 for cash at $10.65 per share                        339,400            339      3,613,155              --     3,613,494

Fiscal 1994 common stock issued
for subsidiary at  $25.90 per share                    2,500              3         64,747              --        64,750

Fiscal 1994 common stock issued
for director at $8.32 per share                       25,000             25        208,100               -       208,125

Net Loss for the year ended October 31, 1994              --             --             --      (2,435,290)   (2,435,290)

Fiscal 1995 common stock issued
for cash at  $14.30 per share                        208,359            208      2,979,872              --     2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share                23,100             23        355,642              --       355,665

Fiscal 1995 common stock issued
 for equipment at $16.58 per share                     1,800              2         29,833              --        29,835

Net Loss for the year ended October 31, 1995              --             --             --      (2,706,126)   (2,706,126)

Fiscal 1996 common stock issued
for cash at  $14.23 per share                        316,024            316      4,496,619              --     4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share                     30,970             31      1,267,852              --     1,267,883

Net Loss for the year ended October 31, 1996              --             --             --      (3,898,191)   (3,898,191)

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2003

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------
(continued)

Fiscal 1997 common stock issued
for cash at  $16.13 per share                        270,608            271      4,365,253              --     4,365,524

Net Loss for the year ended October 31, 1997              --             --             --      (5,255,324)   (5,255,324)

Fiscal 1998 common stock issued
for cash at  $18.28 per share                        198,928            199      3,636,543              --     3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dulition agreement                24,444             24            (24)             --            --

Net Loss for the year ended October 31, 1998              --             --             --      (5,966,623)   (5,966,623)

Fiscal 1999 common stock issued
for cash at $5.44  per share                          24,060             24        130,879              --       130,903

Net Loss for the year ended October 31, 1999              --             --             --      (1,623,785)   (1,623,785)

Fiscal 2000 common stock issued
 for cash at $.65 per share                          375,800            376        245,164              --       245,540

Fiscal 2000 common stock issued
 for payables at $.97 per share                       55,000             55         53,136              --        53,191

Net Loss for the year ended October 31, 2000              --             --             --        (785,920)     (785,920)

Fiscal 2001 capital contribution
 for shares previously paid for                           --             --         17,531              --        17,531

Fiscal 2001 common stock issued
 for debt at $.82 per share                           47,500             48         38,986              --        39,034

Net Loss for the year ended October 31, 2001              --             --             --        (320,797)     (320,797)

January 17, 2002; common stock issued for
 loans advanced in 2001 of $100,000 and
 cash of $50,000 in 2002 at $.25 per share           600,000            600        149,400              --       150,000

February 27, 2002; common stock issued
 for cash at $.25 per share                          120,000            120         29,880              --        30,000

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2003

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------
(continued)

March 15, 2002; common stock issued
 for compensation, rent expenses and
 cash advances valued at $.25 per share            2,000,000          2,000        498,000              --       500,000

March 23,  2002; common stock issued
 for cash at $.25 per share                          400,000            400         99,600              --       100,000

March 25, 2002; common stock
 for payables at  $ .64 per share                      2,000              2          1,270              --         1,272

April 8, 2002; common stock issued in
 connection with Xenolix Asset Acquisition;
 valued at $1.08 per share                         1,201,657          1,201      1,296,589              --     1,297,790

April 8, 2002; common stock issued in
 connection with Lounsbury claims consolidation
 valued at $.63 per share                            102,500            102         64,473              --        64,575

September 9, 2002; common stock issued
 for cash at $.25 per share                           80,000             80         19,920              --        20,000

Net Loss for the year ended October 31, 2002              --             --             --        (658,784)     (658,784)

November 1, 2002, commons stock issued
for cash at $ .35 per share                          857,143            857        299,143              --       300,000

January 22, 2003 exercise of warrants
at $.25 per share                                    200,000            200         49,800              --        50,000

March 26, 2003 common stock issued
for cash at $.35 per share                            71,429             71         24,929              --        25,000

Net Loss for the year ended October 31, 2003              --             --             --      (1,473,471)   (1,473,471)

                                                -------------  -------------  -------------  -------------  -------------
Balances at October 31, 2003                       9,284,062    $     9,283    $31,081,849    $(30,943,908)  $   147,224
                                                =============  =============  =============  =============  =============

               See accompanying notes to the financial statements

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

(continued)

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
                                                           ==================================================

            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                        (Formerly Naxos Resources, Ltd.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2003

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business
Corporations Act on May 23, 1986, with its principal place of business in
Vancouver. Although it had some business in Canada and at least one other country, its principal exploration operations have always been in the United
States. Further, for at least the prior few years, the large majority of its shareholders have been residents of the United States. In the year 2000, the
Company moved its executive and administrative offices to South San Francisco,
California, effectively ending its business connections in Canada. On October
15, 2001, the shareholders approved the redomiciliation of the Company to the
United States. On October 29, 2001, Articles of Incorporation and Articles of
Domestication were filed with the Secretary of State of Nevada and Naxos was
"continued" as a Nevada corporation under the name of Franklin Lake Resources
Inc. Naxos Resources (U.S.A.), a California corporation, a wholly owned subsidiary, and the entity through which Naxos conducted its business in the
U.S., assigned its property, contracts, and business to FKLR and became inactive and held no assets. On January 3, 2002, Industry Canada issued a Certificate of
Discontinuance, formally ending the Company's legal ties to Canada. On January
9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

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
Further, as a "reporting company" pursuant to the Securities Exchange Act of
1934, as amended, the Company's financial reports include the information required by provisions of Regulation S-X under that act, and specifically
Industry Guide 7 therein, applicable to the companies engaged in mineral exploration and development.

2.   SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation and Accounting Methods

     These  consolidated  financial  statements  include  the  accounts of Naxos
     Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.),
     Ltd.,  for fiscal years ended October 31, 2003,  and October 31, 2002.  The
     Company  recognizes  income  and  expense  based on the  accrual  method of accounting.

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

(c)  Dividend Policy

     The Company has not adopted a policy regarding the payment of dividends.

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
     The  Company  does  not  believe  that  it has  significant  environmental, rehabilitation  or restoration  expenses for the exploration  operations it has conducted to date. The Company believes that its cash deposits could be
     refunded  without  significant  additional   expenditures  to  restore  its
     exploration  properties.  The Company  has not  recorded an increase in the estimated  recoverable  deposits  until  it  has  received  a  more  formal notification of its reduced exposure to environmental,  rehabilitation, and restoration  expenses.  The  Company has a deposit in the amount of $58,000 available  to cover  reclamation  costs.  The Company  has  reflected a net recoverable  value of $19,867  based upon  estimates  of those  costs.  The
     Company will  reflect an increase in the value of its  deposits  when it is able to reduce  them based upon  regulatory  approvals  and a refund of its deposit.

(e)  Basic and Dilutive Net Income (Loss) Per Share

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with
     SFAS NO. 128 "Earnings Per Share." Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report.

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

(i)  Fair Value of Financial Instruments

     The  respective  carrying  value  of  certain  on-balance-sheet   financial
     instruments  approximated  their fair values.  These financial  instruments include cash, tax credit  recoverable,  reclamation bond,  accounts payable and accrued liabilities, amount due to a director and loan payable.

(j)  Recent Accounting Pronouncements

     The Company  does not expect  that the  adoption  of other  recent  account pronouncements will have a material effect on its financial statements.

(k)  Revenue Recognition

     Revenue  will be  recognized  on the sale and  delivery of a product or the completion of a service provided.

(l)  Statement of Cash Flows

     For the purposes of the statement of cash flows, the Company  considers all highly  liquid  investments  with a maturity of three  months or less to be cash equivalents.

(m)  Financial and Concentration Risk

     The Company does not have any  concentration  or related  financial  credit risk.

3.   IMPAIRED PATENTS AND INTELLECTUAL PROPERTY

In April of 2002, the Company entered into an agreement with Xenolix
Technologies, Inc. under which the Company acquired certain "technologies"
including two U.S. patents related thereto for the recovery of precious metals from very low-grade ores as well as tangible equipment with a fair market value of $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company's common stock valued at
$1,297,790 and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued and capitalized at $1,162,792. The Company elected to amortize these patents and technologies over 15 years. The Company made best efforts to apply this technology during the remainder of the 2002 fiscal year and the first six months of the 2003 fiscal year.

In the third quarter of 2003 after much effort and expense by the Company to apply these purchased technologies, management determined the value of the technologies and the related patents to be worthless. In accordance with
Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the
Company charged the remaining unamortized, capitalized balance of $1,123,690 to current year operations. The Company further notified Xenolix Technologies, Inc.
in the third quarter of 2003 that in the opinion of Company management, the technologies and patents purchased in 2002 were worthless and that Xenolix
Technologies, Inc. should return the 1,201,657 shares and the warrants that the
Company had issued to Xenolix Technologies, Inc. in April of 2002.

On January 28, 2004, the Company entered into an agreement to settle its dispute with Xenolix. Under the agreement, the Company retained ownership of the materials, patents, equipment and intellectual property, and issued Xenolix a warrant to purchase up to 600,000 shares of the Company's stock at $.30 per share through June 30, 2004. Xenolix returned to the Company 601,657 shares of the common stock issued in the original agreement and returned the two warrants.
Xenolix retained 600,000 shares of the Company's stock in this settlement agreement.

4.   COMMON STOCK

The Company is thinly capitalized. The trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued shares for cash in three transactions in fiscal year-end October 31, 2003. Two of the transactions were at $.35 per share, and the other was at $.25 per share (exercise of a warrant). At the end of the fiscal year, the Company was obligated to its president for $96,157 for services to the Company (see Note 5) payable only in shares of the Company's common stock. During 2003, a total of 1,128,572 shares were issued, all for cash in the total amount of $375,000.

In July of 2002, the Company issued 102,500 shares of its stock to three persons and their attorney for waivers of rights to certain claims and agreements to participate in the placer association claims. The fair market value of the stock at the time of this transaction was $0.63 per share, giving the transaction a total value of $65,450.

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

                                      -36-

                                                     2003                 2002
                                                --------------   --------------

Balances at beginning of year                    $     9,017       $   202,209

Management fees at $4,000 per month                   48,000            48,000

Corporate office rent, supplies, and
  overhead at $2,000 per month                        24,000            24,000

Test plant / exploration property rental
  at $1,250 per month                                 15,000             8,750

Expenses paid on behalf of the Company
   for consultants and advisors                            -            95,750

Other advances prior period                                -            31,307

Advances to Company for operating
   Capital                                               140            99,001

                                                --------------   --------------
        Total for fiscal year                         87,146           306,808

2,000,000 shares valued at $.25 per share
   for above advances, services & rent                     -          (500,000)
                                                --------------   --------------
Balances owed to officer at end of year          $    96,163      $      9,017
                                                ==============   ==============

                                                --------------   --------------
Legal fees to paid officer                       $    34,000      $     31,200
                                                ==============   ==============

6.  STOCK OPTIONS & WARRANTS

The Company granted directors and certain employees' stock options as an incentive to purchase shares of the Company's common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Stock Options:                                                   Average
                                                Number of        Exercise
                                                 Shares           Price
                                              -------------   -------------
Balances outstanding; October 31, 2002            162,000          $0.39
Expired                                           (37,000)         $0.65
                                              -------------   -------------
Balances outstanding; October 31, 2003            125,000          $0.37
                                              =============   =============

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
                                             ===================== ====================
Warrants:
                                  Number of
                                   Shares
                                             ---------------------
      Balances outstanding; October 31, 2002            5,303,314
                     Excercised January 2003            (200,000)
                  Expired during fiscal year
                      ended October 31, 2003           (5,103,314)
                   Issued during fiscal year
                      ended October 31, 2003              928,572
                                             ---------------------
      Balances outstanding; October 31, 2003              928,572
                                             =====================

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

                                                     2003              2002
                                               ---------------   ---------------

Net operating losses expiring 2009-2022        $    7,600,000    $    6,150,000

Statutory tax rate:
     $22,250 + 39% in excess of $100,000

Effective tax rate:                                        -                  -
Deferred tax assets:                                2,947,250         2,380,000
Less valuation allowance:                          (2,947,250)       (2,380,000)
                                               ---------------   ---------------
Net Deferred Tax Assets
                                               $            -    $            -
                                               ===============   ===============

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

The Company has not yet finally determined the terms upon which a rescission offer would be made. Nor has the Company determined the exact number of shareholders that would be eligible for the offer, although it is of the opinion that the number will be small and that the eligible shareholders will not represent a significant number of shares subject to the rescission offer.
Accordingly, the Company has not set aside any cash reserve to purchase stock that may be tendered; however, if the Company's opinion proves wrong and a substantial number of shares were to be tendered, the rescission could have a material adverse effect on the Company's cash position and liquidity.

9.  Subsequent Events

As mentioned in Note 3 - Impaired Patents and Intellectual Property, the Company
entered into an agreement with Xerolix on January 28, 2004 to settle a dispute arising from an April 2002 asset purchase agreement between the two companies.
This settlement agreement required Xenolix to return 601,657 shares of previously issued common stock and two warrants to the Company. The Company also issued a warrant to Xenolix for the purchase of up to 600,000 additional shares of common stock for $0.30 per share. This warrant expires on June 30, 2004. The
Company has elected to cancel the shares of this returned stock. Management does not feel that any additional cost will be incurred with regard to this settlement with Xerolix. The return and cancellation of these shares and the issuance of the warrant to purchase the additional 600,000 shares does not have a material effect upon the operations or equity of the Company.

10.  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted account principles, which contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through loans and/or additional sales of the Company's common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

For the fiscal year ended October 31, 2001, the audit of our financial statements was performed by Ellis Foster, Chartered Accountants, in Vancouver,
British Columbia. Upon our move to the United States, Ellis Foster resigned. The resignation of Ellis Foster, Chartered Accountants, was not based on any disagreement with the Company on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

For the fiscal year ended October 31, 2002 the financial statements were audited by Randy R. Simpson,  CPA,  P.C. On March 31, 2004 Randy R.  Simpson,  CPA, P.C.
resigned,  and on April 1, 2004 Ted A. Madsen,  CPA was  appointed the Company's auditor for the fiscal years ended October 31, 2003 and October 31, 2004.

The report of Randy R. Simpson, CPA, P.C. for the fiscal year ended December 31,
2002 did not contain any adverse opinion or disclaimer of opinion. The report did, however, contain a "significant uncertainty" as to the Company's ability to realize the values from its intellectual property assets due to recurring operating losses and the need to raise additional capital.

During the fiscal year ended Octber 31, 2002 and subsequent interim periods through the date of their resignation, there were no disagreements between us and Randy R. Simpson, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused the auditors to include in their report a reference to the subject matter of such disagreement.

On April 12, 2004 We filed a Current Report on Form 8-K respecting the resignation to Randy R. Simpson, CPA, P.C. that included as Exhibit 16 a letter from the firm addressed to the Securities and Exchange Commission indicating their agreement with the statements about them contained under Item 4 of that
Current Report. The disclosures under Item 4 of that current report and the entire contents of Exhibit 16 to that report are incorporated herein by reference.

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

                                      -44-

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

     Exhibit No.           Description

             3.1           Articles of Incorporation*
             3.2           Bylaws*
             3.3           Articles of Domestication*
            23.1           Consent of Randy R. Simpson CPA P.C.
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

                                            FRANKLIN LAKE RESOURCES, INC.

Dated: April 12, 2004                       /s/ Father Gregory Ofiesh
                                            ----------------------------------
                                            President, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh     President, Chief Executive       April 12, 2004
--------------------------    Officer, Acting Chief
                              Financial Officer, Director

/s/ Kamal Alawas              Director                         April 12, 2004
-------------------------

/s/ Peter Boyle               Secretary                        April 12, 2004
-------------------------

/s/ Robert Chatwin            Director                         April 12, 2004
-------------------------

/s/ Stan Combs                Director                         April 12, 2004
-------------------------

/s/ Paul Kaser                Director                         April 12, 2004
-------------------------

