Form 10QSB/A
period 2004-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-09-15
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                 Amendment No. 2


(Mark One)
          |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 31, 2004

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from ____________ to _____________


                      Commission file number: 000-21812



                          FRANKLIN LAKE RESOURCES INC.
            --------------------------------------------------------
           (Exact name of small business as specified in its charter)


               NEVADA                                        52-2352724
 ------------------------------------------          --------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification No.)



               172 Starlite Street, South San Francisco, CA 94080
        ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (650) 588-0425
                          ----------------------------
                           (Issuer's telephone number)


  ----------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes |X|     No [ ]

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

     Issued and outstanding as of July 31, 2004: 10,683,975 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

                         PART 1 - FINANCIAL INFORMATION

Item 1  -  Financial Statements


The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation ("Company"), as of and for the period ended January 31, 2004, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company. The financial statements have been restated to reflect changes due to an error correction regarding impairment of long-lived assets, and the erroneous accrual of certain related transactions in the wrong periods. These interim financial statements should be read in conjunction with our audited restated financial statements for the fiscal year ended October 31, 2003.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                                  (Restated)          (Restated)
                                                                  January 31,         October 31,
                                                                     2004                2003
                                                                 ------------        ------------
                     ASSETS
Current Assets:

     Cash                                                        $     44,308        $    107,755
     Prepaids and other                                                   302                 302
                                                                 ------------        ------------
                             Total Current Assets                      44,610             108,057
Fixed Assets:
     Office furniture & equipment                                      30,101              30,101
     Plant equipment                                                  419,469             419,469
     Accumulated depreciation                                        (327,797)           (317,978)
                                                                 ------------        ------------
                               Total Fixed Assets                     121,773             131,592
Other Assets:
     Reclamation bond- net of estimated
reclamation costs                                                      19,867              19,867
                                     Total Assets                $    186,250        $    259,516
                                                                 ============        ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft                                                         -        $      1,403

     Accounts payable and accrued liabilities                    $      3,919              14,732
                                                                 ------------        ------------
                        Total Current Liabilities                       3,919              16,135
                                                                 ------------        ------------
Long-Term Liabilities:
     Advances by director and officer payable in stock                117,907              96,157
                                                                 ------------        ------------
                      Total Long-Term Liabilities                     117,907              96,157
                                                                 ------------        ------------
                                Total Liabilities                     121,826             112,292
                                                                 ------------        ------------
Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized 5,000,000
        shares; no preferred shares outstanding                             0                   0
     Common Stock, $.001 par value; authorized 45,000,000
        shares; 8,682,405 issued and outstanding at
        January  31, 2004                                               8,682               9,283
     Additional Paid-In Capital                                    31,082,450          31,081,849
     Accumulated Deficit                                          -31,026,708         -30,943,908
                                                                 ------------        ------------
                       Total Stockholders' Equity                      64,424             147,224
                                                                 ------------        ------------
       Total Liabilities and Stockholders' Equity                $    186,250        $    259,516
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

                              FRANKLIN LAKE RESOURCES, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                                       (Unaudited)



                                           (Restated)      (Restated)
                                          Quarter Ended   Quarter Ended
                                            January 31,     January 31,
                                               2004            2003
                                          -------------   --------------

    Revenue from precious metal sales     $          0    $           0
                                          -------------   --------------
                        Total Revenue                0                0
                            Expenses:
            Mineral exploration costs           18,703           41,702
   Depreciation/amortization expenses            9,819            9,615
           General and administrative           54,428           54,097
                                          -------------   --------------
                       Total Expenses           82,959          105,414

              Other Income (Expense):

                      Interest income              150                0
                                          -------------   --------------
                             Net Loss     $    (82,800)   $    (150,414)
                                          =============   ==============

              Weighted Average Shares
             Common Stock Outstanding        9,035,508        9,212,630
                                          =============   ==============

            Net Loss Per Common Share
            (Basic and Fully Diluted)          $(0.01)          $(0.01)
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

                                     FRANKLIN LAKE RESOURCES, INC.
                                     (A Development Stage Company)
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)


                                                        (Restated)         (Restated)
                                                       Quarter Ended      Quarter Ended
                                                        January 31,        January 31,
                                                            2004              2003
                                                      ---------------   ---------------

         Cash Flows used in Operating Activities:

                                         Net Loss     $      (82,800)   $     (105,414)

        Expenses not Requiring an Outlay of Cash:

                      Amortization / depreciation              9,819             9,615
                      Net Cash used in Operations            (72,981)          (95,799)

     Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses and other                  0                95


    Increase ( decrease)  in accounts payable and            (12,216)            7,377
                              accrued liabilities

          Cash Flows used in Operating Activities            (85,197)         (103,081)

            Cash Flows from Investing Activities:

                   Purchases of plant & equipment                  0            (1,678)

Total Cash Flows Provided by Investing Activities                  0            (1,678)

            Cash Flows from Financing Activities:

                     Common stock issued for cash                  0           350,000

                       Advances (repayments) from             21,750            18,140
                    officers/directors/affiliates
                                                      ===============   ===============
             Cash Flows from Financing Activities             21,750           368,140
                                                      ---------------   ---------------
                  Net Increase (Decrease) in Cash            (63,447)          263,381
                      Cash at Beginning of Period            107,755             8,858
               Cash and (Bank Overdraft) combined
                                 at End of Period     $       44,308    $      272,239
                                                      ===============   ===============



                 See accompanying notes to financial statements.

                            FRANKLIN RESOURCES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2004

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources, Inc. and Subsidiaries (the Company) for the three months ended January 31, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of January 31, 2004 and the results of operations and cash flows for the three months ended January 31, 2004 and 2003.

The results of operations for the three months ended January 31, 2004 and 2003 are not necessarily indicative of the results for a full year period.


B.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended January 31, 2004 and January 31, 2003.

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

(c)  Mineral properties and Equipment

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

(d)  Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings Per Share."

(e)  Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders' Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

(f)  Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its employee stock options. Under APB25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123) with respect to employee stock options,

(g)  Income Taxes

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

(h)  Fair Value of Financial Instruments

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


Item 3  -  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of the Company's principal executive officer and principal financial officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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


                                 FRANKLIN LAKE RESOURCES INC.



September 14, 2004               /s/ Fr. Gregory Ofiesh
------------------               --------------------------------------------
Dated                            President, Acting Chief Financial Officer