Form 10QSB
period 2004-04-30
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-09-15
CIK 879519

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2004

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

The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation ("Company"), as of and for the period ended April 30, 2004, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company. These interim financial statements should be read in conjunction with our audited restated financial statements for the fiscal year ended October 31, 2003.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                       (Restated)
                                                        April 30,      October 31,
                       ASSETS                             2004            2003
                                                      --------------- ---------------
Current Assets:
     Cash                                             $       41,433  $      107,755
     Prepaids and other                                          348             302
                                                      --------------- ---------------
Total Current Assets                                          41,781         108,057

Fixed Assets:
     Office furniture & equipment                             30,101          30,101
     Plant equipment                                         419,469         419,469
     Accumulated depreciation                               (337,616)       (317,978)
                                                      --------------- ---------------
Total Fixed Assets                                           111,954         131,592

Other Assets:
     Reclamation bond- net of estimated
        reclamation costs                                     19,867          19,867
     Impaired patents & intellectual
        property - net                                             -               -
                                                      --------------- ---------------

                                                      --------------- ---------------
Total Assets                                          $      173,602  $      259,516
                                                      =============== ===============

         LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft                                   $            -  $        1,403
     Accounts payable and accrued liabilities                 10,795          14,732
                                                      --------------- ---------------
Total Current Liabilities                                     10,795          16,135

Long-Term Liabilities:
     Advances by director and officer payable in stock       189,657          96,157
                                                      --------------- ---------------
Total Long-Term Liabilities                                  189,657          96,157

                                                      --------------- ---------------
Total Liabilities                                            200,452         112,292

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized
         5,000,000 shares; no preferred shares
         outstanding                                               -               -
     Common Stock, $.001 par value; authorized
         45,000,000 shares; 8,682,405 issued and
         outstanding at April 30, 2004                         8,682           9,283
     Additional Paid-In Capital                           31,082,450      31,081,849
     Accumulated Deficit                                 (31,117,982)    (30,943,908)
                                                      --------------- ---------------
Total Stockholders' Equity                                   (26,850)        147,224

                                                      --------------- ---------------
Total Liabilities and Stockholders' Equity            $      173,602  $      259,516
                                                      =============== ===============


               See accompanying notes to the financial statements.

                              FRANKLIN LAKE RESOURCES, INC.
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                                   (Restated)
                                             Six Months Ended   Six Months Ended
                                               April 30, 2004    April 30, 2003
                                             -----------------  ----------------

Revenues                                     $              -   $             -
                                             -----------------  ----------------
Total Revenue                                               -                 -
Expenses:
     Mineral exploration costs                         43,573            74,639
     Depreciation/amortization expenses                19,638            19,576
     General and administrative                       111,201           108,514
                                             -----------------  ----------------

Total Expenses                                        174,412           202,729
                                             -----------------  ----------------

Other Income:
     Interest Income (expense)                            338            (1,477)
                                             -----------------  ----------------

Net Loss                                             (174,074)         (201,252)
                                             =================  ================

Weighted Average Shares
                                             -----------------  ----------------
   Common Stock Outstanding                         8,899,623         9,284,059
                                             =================  ================
Net Loss Per Common Share
                                             -----------------  ----------------
   (Basic and Fully Diluted)                          $ (0.02)          $ (0.03)
                                             =================  ================


                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                (Restated)
                                                           Six Months Ended  Six Months Ended
                                                            April 30, 2004    April 30, 2003
                                                          -----------------  ----------------
Cash Flows used in Operating Activities:
Net Loss                                                  $       (174,074)  $      (201,252)

Expenses not Requiring an Outlay of Cash:
     Amortization / depreciation                                    19,638            19,576
Net Cash used in Operations                                       (154,436)         (181,676)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other                  (46)                -
    Increase ( decrease)  in accounts payable and
        accrued liabilities                                         (5,340)           (6,844)
                                                            ---------------  ----------------
  Cash Flows used in Operating Activities                         (159,822)         (188,520)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                      -            (1,678)
     Acquisition of mineral properties                                   -                 -
                                                            ---------------  ----------------
  Total Cash Flows Provided by Investing Activities                      -            (1,678)

Cash Flows from Financing Activities:
     Common stock issued for cash                                        -           375,000
     Loan proceeds                                                       -                 -
     Advances (repayments) from  officers/directors/
        affiliates                                                  93,500            36,000
                                                            ---------------  ----------------
  Cash Flows from Financing Activities                              93,500           411,000

                                                            ---------------  ----------------
  Net Increase (Decrease) in Cash                                  (66,322)          220,802

  Cash at Beginning of Period                                      107,755             8,858

                                                            ---------------  ----------------
Cash at End of Period                                       $       41,433   $       229,660
                                                            ===============  ================



                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources, Inc. and Subsidiaries (the Company) for the six months ended April 30, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of April 30, 2004 and the results of operations and cash flows for the six months ended April 30, 2004 and 2003.

The results of operations for the six months ended April 30, 2004 and 2003 are not necessarily indicative of the results for a full year period.



B.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended April 30, 2004 and April 30, 2003.

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

Plan of Operation

We plan to engage one or more additional independent assayers to run tests on the Franklin Lake silica, and then to make a final determination whether further expenditure is warranted. Accordingly, our outlays for direct exploration expenses should decrease in the third quarter, although our expenses for testing and similar services may increase correspondingly. We estimate that our current cash reserves may not be sufficient to cover our operating expenses throughout the third quarter, so we will have to reduce our monthly expenses substantially and/or raise additional capital to continue operating throughout the period. We will not be able to continue operations beyond the third quarter unless, we are able to obtain additional financing. Although we have been seeking additional capital, we cannot be assured we will be able to raise it.



                           PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

         We are not aware of any current or threatened legal proceedings disclosable under this item.

Item 2  -  Changes in Securities

         On April 22, 2004, the board of directors awarded stock options to an executive officer and an employee, as follows:

===========================================================================================================
     Underlying Security            # of Shares     Vesting Date     Expiration Date     Exercise Price
--------------------------------- --------------- ---------------- ------------------- ------------------

Common Stock, $.001 par value        2,000,000        4-22-04            4-21-09             $0.10
===========================================================================================================


Peter Boyle, our Vice President-Regulatory Affairs, and Roger Graham, our Chief Technician, each received options to purchase 1,000,000 shares, in consideration of services to the company. The exercise price is equal to the fair value of the underlying common stock on the date of the awards.

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

         31       Certification of CEO / CFO
         32       Certification of CEO / CFO

     Reports on Form 8-K

         02-06-04       Regulation FD Disclosure
         04-12-04       Change of Auditor
         04-15-04       Regulation FD Disclosure
         04-23-04       Regulation FD Disclosure



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FRANKLIN LAKE RESOURCES INC.


September 14, 2004                         /s/ Fr. Gregory Ofiesh
-------------------                        -----------------------------
Date                                       President, Acting Chief
                                           Financial Officer