Form 10QSB
period 2004-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-09-15
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
          |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 2004

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

The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation ("Company"), as of and for the period ended July 31, 2004, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company. These interim financial statements should be read in conjunction with our audited restated financial statements for the fiscal year ended October 31, 2003.

                      FRANKLIN LAKE RESOURCES, INC.
                     (An Exploration Stage Company)

                       Consolidated Balance Sheet
                               (Unaudited)

                                                                     (Restated)
                                                      July 31,       October 31,
                                 ASSETS                2004             2003
                                                  --------------- ---------------
Current Assets:
     Cash                                         $       25,199  $      107,755
     Prepaids and other                                      370             302
                                                  --------------- ---------------
Total Current Assets                                      25,569         108,057

Fixed Assets:
     Office furniture & equipment                         30,101          30,101
     Plant equipment                                     419,469         419,469
     Accumulated depreciation                           (347,435)       (317,978)
                                                  --------------- ---------------
Total Fixed Assets                                       102,135         131,592

Other Assets:
     Reclamation bond- net of estimated
         reclamation costs                                19,867          19,867
     Impaired patents & intellectual
         property - net                                        -               -
                                                  --------------- ---------------
Total Assets                                      $      147,571  $      259,516
                                                  =============== ===============

           LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft                               $            -  $        1,403
     Accounts payable and accrued liabilities              6,080          14,732
                                                  --------------- ---------------
Total Current Liabilities                                  6,080          16,135

Long-Term Liabilities:
     Advances by director and officer payable
        in stock                                          36,250          96,157
                                                  --------------- ---------------
Total Long-Term Liabilities                               36,250          96,157

                                                  --------------- ---------------
Total Liabilities                                         42,330         112,292

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized
         5,000,000 shares; no preferred shares
         outstanding                                           -               -
     Common Stock, $.001 par value; authorized
         45,000,000 shares; 10,683,975 issued
         and outstanding at July 31, 2004                 10,684           9,283
     Additional Paid-In Capital                       31,280,606      31,081,849
     Accumulated Deficit                             (31,186,049)    (30,943,908)
                                                  --------------- ---------------
Total Stockholders' Equity                               105,241         147,224

                                                  --------------- ---------------
Total Liabilities and Stockholders' Equity        $      147,571  $      259,516
                                                  =============== ===============

               See accompanying notes to the financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  (Restated)
                                                Nine Months       Nine Months
                                               Ended July 31,   Ended July 31,
                                                    2004             2003
                                              ---------------  ---------------

Revenues                                      $            -   $            -
                                              ---------------  ---------------
Total Revenue                                              -                -
Expenses:
     Mineral exploration costs                        63,174           74,639
     Depreciation/amortization expenses               29,457           19,576
     General and administrative                      149,850          108,514
                                              ---------------  ---------------

Total Expenses                                       242,481          202,729
                                              ---------------  ---------------

Other Income:
     Interest Income (expense)                        340.00           (1,477)
                                              ---------------  ---------------

Net Loss                                            (242,141)        (201,252)
                                              ===============  ===============

Weighted Average Shares
                                              ---------------  ---------------
   Common Stock Outstanding                        9,494,407 #      9,284,059
                                              ===============  ===============
Net Loss Per Common Share
                                              ---------------  ---------------
   (Basic and Fully Diluted)                         $ (0.03)         $ (0.03)
                                              ===============  ===============



                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                (Restated)
                                                              Nine Months       Nine Months
                                                             Ended July 31,   Ended July 31,
                                                                  2004             2003
                                                            ---------------  ---------------
Cash Flows used in Operating Activities:
Net Loss                                                   $      (242,141)  $     (201,252)

Expenses not Requiring an Outlay of Cash:
     Amortization / depreciation                                    29,457           19,576
Net Cash used in Operations                                       (212,684)        (181,676)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other                  (68)               -
    Increase ( decrease)  in accounts payable and
       accrued liabilities                                         (10,054)          (6,844)
                                                           ---------------------------------
  Cash Flows used in Operating Activities                         (222,806)        (188,520)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                      -           (1,678)
     Acquisition of mineral properties                                   -                -
                                                           ----------------  ---------------
  Total Cash Flows Provided by Investing Activities                      -           (1,678)

Cash Flows from Financing Activities:
     Common stock issued for cash                                   75,000          375,000
     Loan proceeds                                                       -                -
     Advances (repayments) from  officers/directors/
        affiliates                                                  65,250           36,000
                                                           ----------------  ---------------
  Cash Flows from Financing Activities                             140,250          411,000

                                                           ----------------  ---------------
  Net Increase (Decrease) in Cash                                  (82,556)         220,802

  Cash at Beginning of Period                                      107,755            8,858

                                                           ----------------  ---------------
Cash at End of Period                                      $        25,199   $      229,660
                                                           ================  ===============


Supplemental Non-Cash Financing Activities:
   Common Stock issued for debt & officers advances        $       125,157
                                                           ================


                 See accompanying notes to financial statements.

                            FRANKLIN RESOURCES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2004

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources, Inc. and Subsidiaries (the Company) for the nine months ended July 31, 2004 and 2003 are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of July 31, 2004 and the results of operations and cash flows for the nine months ended July 31, 2004 and 2003.

The results of operations for the nine months ended July 31, 2004 and 2003 are not necessarily indicative of the results for a full year period.


B.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended July 31, 2004 and July 31, 2003.

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

Plan of Operation

We plan to engage one or more additional independent assayers to run tests on the Franklin Lake silica, and then to make a final determination whether further expenditure is warranted. Accordingly, our outlays for direct exploration expenses should decrease in the fourth quarter, although our expenses for testing and similar services may increase correspondingly. We estimate that our current cash reserves may not be sufficient to cover our operating expenses throughout the fourth quarter, and so we will have to reduce our monthly expenses substantially and/or raise additional capital to continue operating throughout the period. We will not be able to continue operations beyond the fourth quarter (the end of the fiscal year), unless we are able to obtain additional financing. Although we have been seeking additional capital, we cannot be assured we will be able to raise it.


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



September 15, 2004               /s/ Fr. Gregory Ofiesh
------------------               --------------------------------------------
Dated                            President, Acting Chief Financial Officer