Form 10QSB/A
period 2004-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-09-20
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                Amendment No. 1


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of July 31, 2004: 10,683,975 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

NOTE: This Amendment No.1 to our Quarterly Report on Form 10-QSB for the period ended July 31, 2004 is filed to correct errors in the figures for the comparable period in 2003 contained in the original filing. The errors are in transcription only and not related to any errors or changes in accounting methods.



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

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                  (Restated)
                                                Nine Months       Nine Months
                                               Ended July 31,   Ended July 31,
                                                    2004             2003
                                              ---------------  ---------------

Revenues                                      $            -   $            -
                                              ---------------  ---------------
Total Revenue                                              -                -
Expenses:
     Mineral exploration costs                        63,174           99,281
     Depreciation/amortization expenses               29,457           29,537
     General and administrative                      149,850          150,602
                                              ---------------  ---------------

Total Expenses                                       242,481          279,420
                                              ---------------  ---------------

Other Income:
     Interest Income (expense)                        340.00           (7,267)
                                              ---------------  ---------------

Net Loss                                            (242,141)        (277,156)
                                              ===============  ===============

Weighted Average Shares
                                              ---------------  ---------------
   Common Stock Outstanding                        9,494,407 #      8,082,402
                                              ===============  ===============
Net Loss Per Common Share
                                              ---------------  ---------------
   (Basic and Fully Diluted)                         $ (0.03)         $ (0.03)
                                              ===============  ===============




                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                (Restated)
                                                              Nine Months       Nine Months
                                                             Ended July 31,   Ended July 31,
                                                                  2004             2003
                                                            ---------------  ---------------
Cash Flows used in Operating Activities:
Net Loss                                                   $      (242,141)  $     (277,156)

Expenses not Requiring an Outlay of Cash:
     Amortization / depreciation                                    29,457           29,537
Net Cash used in Operations                                       (212,684)        (247,619)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other                  (68)               -
    Increase ( decrease)  in accounts payable and
       accrued liabilities                                         (10,054)         (16,190)
                                                           ---------------------------------
  Cash Flows used in Operating Activities                         (222,806)        (263,809)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                      -           (1,678)
     Acquisition of mineral properties                                   -                -
                                                           ----------------  ---------------
  Total Cash Flows Provided by Investing Activities                      -           (1,678)

Cash Flows from Financing Activities:
     Common stock issued for cash                                   75,000          375,000
     Loan proceeds                                                       -                -
     Advances (repayments) from  officers/directors/
        affiliates                                                  65,250           54,150
                                                           ----------------  ---------------
  Cash Flows from Financing Activities                             140,250          429,150

                                                           ----------------  ---------------
  Net Increase (Decrease) in Cash                                  (82,556)         163,663

  Cash at Beginning of Period                                      107,755            8,858

                                                           ----------------  ---------------
Cash at End of Period                                      $        25,199   $      172,521
                                                           ================  ===============


Supplemental Non-Cash Financing Activities:
   Common Stock issued for debt & officers advances        $       125,157
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



September 20, 2004               /s/ Fr. Gregory Ofiesh
------------------               --------------------------------------------
Dated                            President, Acting Chief Financial Officer