Form 10KSB/A
period 2002-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2004-12-30
CIK 879519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 5


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

                         Commission File Number: 0-21812


                          FRANKLIN LAKE RESOURCES INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  NEVADA                                     52-2352724
  --------------------------------------              ----------------------

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

                                       N/A
          -------------------------------------------------------------
                 Former issuer name, if changed from last report


         Securities registered under Section 12(b) of the Exchange Act:

                           None.

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, par value $.001 per share

[ ] Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

[X] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


Issuer's revenues for its most recent fiscal year:

          $-0-; it had other income of $26,112.


Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2002:

         $1,164,255

Number of outstanding shares of the registrant's $.001 par value common stock, as of October 31, 2002:

         8,155,490

NOTE: This fifth amendment to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 is filed to reflect changes due to an error correction regarding impairment of long-lived assets, errors in the language of our audit opinions, an inappropriate characterization of our settlement agreement with Xenolix Technologies as a "rescission," and the erroneous accrual of certain related transactions in the wrong periods. As a consequence of these errors, this amended Form 10-KSB includes restated financial results for the fiscal year ended October 31, 2002, and revised audit opinions for fiscal years 2003 and 2002. See Item 7 - Financial Information, including the restated financial statements and the notes to the financial statements.



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

Redomiciliation; Rescission; Dissenters' Rights

         Prior to our redomiciliation to the U.S. we were a Canadian corporation, so that in matters concerning shareholder rights and actions we followed Canadian law. Accordingly, at the special meeting of shareholderscalled to vote on our proposed redomiciliation to Nevada, we offered shareholders "dissenters' rights," meaning the right of a shareholder who disapproves of the proposal to demand that we buy his or her shares at their fair value. The offer of dissenters' rights was contained in the Information Circular ("Circular," similar to a "proxy statement" under U.S. laws) distributed to shareholders prior to a special meeting of shareholders convened on October 15, 2001. It stated, in relevant part:

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


         In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys.. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, we are considering filing a registration statement with respect to the Nevada shares and making an offer of rescission to certain persons who were beneficial owners of our shares on January 3, 2001, and meet certain other conditions.We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting cash outflow could have a material adverse effect on our liquidity and financial position.


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


         After the end of the fiscal year, between November 1, 2002 and April 30, 2003 we received $325,000 in cash from two accredited investors in a private placement of our common stock at $0.35 per share; and we received $50,000 in cash from a shareholder who exercised an option to purchase 200,000 shares at $0.25 per share. All funds received were applied to working capital.


Purchase of Equipment and Processes from Xenolix


         On April 9, 2002 the Company entered into an agreement with Xenolix Technologies, Inc. ("Xenolix"), under which the Company acquired certain technologies, including two U.S. patents, for the recovery of precious metals from very low-grade ores, equipment used in mineralized material handling and processing having a value of approximately $110,000, and batches of processed mineralized material having a value of approximately $25,000. Consideration for the acquisition was 1,201,657 shares of the Company's common stock, valued at $1,297,790, and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued at $1,162,792. Immediately after the acquisition, however, it became apparent that the processes associated with the patents and other technologies had not been demonstrated to be viable. Management determined that it had not been shown that these technologies would generate any cash flows in the foreseeable future and, therefore, further determined that the patents and other technologies were worthless. In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets), the Company charged the entire purchase price of the patents and other technologies, in the amount of $1,162,792, to current year operations. Originally, in 2002, the Company had not reflected the impairment of these purchased patents and other technologies. The financial statements have been restated in this Report to correct this accounting error. The effect of this error correction on the net income and for the fiscal year ended October 31, 2002, is shown below:

                                      Originally Reported            Restated
                                      -------------------          ------------

        Net Loss                        $   (658,782)              $(1,782,473)

        Weighted Average
              Shares of Common
              Stock Outstanding            5,805,961                 6,406,968

        Net Loss per Share                    $(0.10)                   $(0.28)

         Although accounting rules required the patents and other technologies to be written off as impaired, management still had hope that the processes and Dr. Johnson would ultimately prove successful and continued its efforts to make them work beyond the end of the fiscal year covered by this report. Nine months later, in July 2003, we finally determined that they would not work and demanded that Xenolix rescind the acquisition transaction and return the shares and warrants we had given it. Xenolix refused that demand and the dispute continued until January 2004, when it was finally resolved.


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

         As a result of an administrative investigation by the Arizona Corporation Commission ("ACC") into certain private placements of Xenolix securities, Xenolix and Dr. Johnson, personally, consented to the issuance of a Cease and Desist Order (the "Order") by the ACC. The ACC found, among other things, that between December 1, 1998, and February 20, 2001, Xenolix and Dr. Johnson, in disclosures to shareholders and in press releases, made inaccurate and incomplete statements as to the progress of mining and recovery activities of Xenolix and the effectiveness of certain mineral recovery processes developed by Dr. Johnson. Xenolix and Dr. Johnson agreed not to violate Arizona's securities disclosure laws, and not to engage in certain securities-related activities in Arizona. In addition, Xenolix was ordered to pay restitution to investors in the amount of $1,708,000, and make an offer of rescission to those same investors. The restitution amount would be reduced by the amount paid to investors in the rescission offer. In addition, Xenolix and Johnson were each ordered to pay to the State of Arizona an administrative penalty of $10,000 and $5,000 respectively, which would be reduced to $5,000 and $2,500 upon successful completion of the rescission offer. The Order was issued by the Arizona Corporation Commission on December 4, 2001.

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


         Although we knew of the ACC enforcement action against Xenolix and Johnson, we were assured by both Xenolix and Dr. Johnson, and we believed at the time, that the metal recovery processes covered by the two patents were fundamentally different processes from the one examined and discredited by ACC. We did not, however, engage independent experts to examine the patents or relevant processes. Instead, a provision of our asset purchase agreement with them required Johnson to demonstrate, to our satisfaction, the efficacy of the patented or other processes in recovering precious metals from the mineralized material on our Franklin Lake property. That demonstration was to have occurred by October 9, 2002, but was postponed by mutual agreement. Although Johnson has worked for us on occasion, assisting us with certain laboratory activities, he has not demonstrated the operation of the processes subject to the two patents or any other processes successfully. (See "Purchase of Equipment and Processes from Xenolix" above)


         The Company has no agreements or arrangements with Dr. Johnson, except to the extent that the agreement covering our purchase of assets from Xenolix requires Xenolix to secure his cooperation with us in implementing a process for the production of a product containing the specified concentration of precious metals to sell to a refiner. We have also used Dr. Johnson as a consultant to assist in such tasks as installing and adjusting concentrating and laboratory equipment on a per task or per diem basis, but have no plans to do so in the future.

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

         In October 2000, the British Columbia Securities Commission ("BCSC"), based on grounds similar to those relied on by the ASC and with the consent of John, issued an order that

     (i) "John cease all trading in any security for a period of 10 years" (except that he is allowed to sell securities he owned at the date of the order subject to strict conditions),

     (ii) "John resign any position he holds as a director or officer of any issuer in British Columbia,"

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS


         We have incurred net losses since our inception, with accumulated losses of $30,594,127 as of October 31, 2002, and expect to continue to incur losses for the foreseeable future. We have had no meaningful income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the development of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.


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

[GRAPHIC OMITTED]


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

                  "Naxos first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between 1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin Lake. The proprietary "standard" fire assay method for gold and silver developed by Dr. Paul Blumberg of Ledoux & Company claimed to be the first method to give accurate, repeatable results of this material. Based on this claim, a program of resource definition was prorpsed by Naxos for the 1998 field season.

                  "Samples were shipped to three laboratories for analysis. One (Ledoux) showed "exceptionally high values for gold . . . up to 10/g/t, [but, they] showed no correlation with the geology of the holes, nor with the results from Knight [i.e., Alfred H. Knight North America Ltd., of Spartanburg South Carolina] or Rocky Mountain [i.e., Rocky Mountain Geochemical of Sparks, Nevada], both of which showed essentially nil values for gold. As a result of the discrepancy between the laboratories an assay audit test. . . showed that the samples which had been analyzed under strict controls did not contain more than 0.1 g/t gold. Thus, all of the samples analyzed by Ledoux & Company in 1998 were suspect.

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

Sales From Test Samples


         During the year ended October 31, 2002 we sold concentrates containing precious metals to a refiner for net proceeds after refining costs of $26,112. The concentrates were derived from unprocessed material acquired as part of an asset purchase from Xenolix Technologies Inc., that included supposed "technologies" for the recovery of precious metals from silica dirt, such as on the Company's Franklin Lake property, and from "fly ash," a residue from burning coal. Prior to treatment in the Company's testing facility at Amargosa, the concentrates had been deliberately "seeded" by Xenolix with precious metals. Seeding involves adding a known quantity of precious metal to the material to be tested as part of a process intended to extract the native metals, if any, from the dirt by causing a chemical reaction between the added metals and the native metals, with the intended result that substantially all of the "seed" will be recovered along with any native metals extracted. In this case, however, we believe that the amount of precious metal recovered from the processed material by the refiner was little, if any, more than had been added by Xenolix as seed. Moreover, the metals recovered were from the fly ash we purchased from Xenolix, and not from material taken from our Franklin Lake property. Thus, we do not regard the sale as significant to our continuing operations. (See Note 3 to the Consolidated Financial Statements.)


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

South San Francisco Office

         The Company uses space in a building owned by our President, Fr. Gregory Ofiesh, for its executive and administrative offices. From March 2000, through January 2001, the president provided such space and provided office support services to us without charge or other consideration. Effective February 1, 2001, the Company began to pay Father Ofiesh rent at the rate of $1,258.00 per month. Effective November 1, 2001, the payment was adjusted to $2,000 per month. The board of directors, by unanimous vote with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, determined that the amount was reasonable, and that the arrangement was beneficial to shareholders in that Fr. Ofiesh's willingness to accept stock in payment of rent would preserve company funds needed for exploration expenses, versus renting comparable space with support services elsewhere for cash. The four directors voting were independent directors.

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

------------------------------------------------------------------------------------------------------------
           Date                         Class                   Amount       Price(US$)    # of Purchasers
--------------------------- ------------------------------ -------------- -------------- ------------------
October 31, 1999(1)         Common, $.001 par value              192,474          $0.53           1
December 16, 1999(2)        Common, $.001 par value              550,000          $0.10           1
October 31, 2000(3)         Common, $.001 par value              293,000          $0.07           15
October 31, 2000(4)         Common, $.001 par value              195,000          $0.07           2
October 18, 2000            Common, $.001 par value            3,270,000          $0.07           2
March 17, 2001(5)           Common, $.001 par value                2,000          $0.63           1
March 21, 2001(6)           Common, $.001 par value              475,000          $0.05           2
January 17, 2002            Common, $.001 par value              600,000          $0.25           1
January 17, 2002            Warrant @ $0.25                      600,000             --           1
March 15, 2002(7)           Common, $.001 par value            2,000,000          $0.25           1
March 15, 2002              Warrant @ $0.25                    2,000,000             --           1
March 15, 2002(8)           Common, $.001 par value              120,000          $0.25           1
March 25, 2002              Common, $.001 par value              400,000          $0.25           3
April 16, 2002(9)           Common, $.001 par value            1,201,657          $1.08           1
April 16, 2002(9)           Warrant @ $1.08                    2,403,314             --           1
July 23, 2002(10)           Common, $.001 par value              102,500          $1.00           4
July 23,2002(10)            Warrant @ $1.00                      100,000             --           3
September 9, 2002(8)        Common, $.001 par value               80,000            .25           1
November 1, 2002(9)         Common, $.001 par value              857,143            .35           1
November 1, 2002(11)        Warrant @ $1.00                      857,143             --           1
------------------------------------------------------------------------------------------------------------

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

Results Of Operations For Fiscal Year Ended October 31, 2002


         With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2002 was 0.14 compared with 0.26 as of October 31, 2001 and 0.11 as of October 31, 2000. The greater the current ratio, the greater the short-term liquidity of the Company. (On November 1, the day following the end of our fiscal year, we received $300,000 in cash in a private placement of our common stock, resulting in a material change in the ratio.)


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


         At October 31, 2002, we had working capital in the amount of ($57,358) compared with $33,914 at October 31, 2001. (Working capital also was materially changed by the private placement funds of $300,000 we received November 1, the day following the end of our fiscal year.)

         During fiscal year 2002, the Company incurred mineral exploration costs of $257,574, including depreciation and amortization of $27,499 and including an impairment charge of $1,162,792, compared with $162,005, including depreciation and amortization of $11,087, for fiscal year 2001, all on our Franklin Lake properties. We expect to continue to concentrate our resources on further exploration of the Franklin Lake property, and on further efforts to design an effective process for treating the silica.

         During the fiscal year ended October 31, 2002, the Company had revenue from operations of $-0-; it had other income of $26,112. During the prior year, it did not have any revenue or any other income. The other income of $26,112 came from the sale of concentrated material containing precious metals to a refinery. The concentrate was derived from processed fly ash, a residue from burning coal, acquired as part of the assets purchased from Xenolix Technologies, Inc. We now believe that, before we acquired it, the fly ash had been deliberately "seeded" by adding precious metals (the same type as intended to be recovered) to the material before processing. The purpose of this action is to increase the precious metals recovered by chemically attracting the native metals to the metals that were added. We believe, however, that the amount of precious metal recovered by the refinery was little, if any, more than had been added as seed.

         The operating loss for fiscal year 2002 was $1,782,473, compared to an operating loss of $320,797 for the year 2001. In the year 2002, the loss per share was $0.28 compared to a loss of $0.09 in 2001. The weighted average number of shares in the per-share calculations was 6,406,961 in fiscal year 2002, and 3,631,634 in fiscal year 2001. (Numbers of shares are adjusted for a one-for-ten reverse stock split on January 9, 2002.)

         As of October 31, 2002, the Company's cash balance was $8,858, compared to $7,888 on October 31, 2001.

         To date, largely because we have engaged only in exploration and testing and not in production, the we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.


         The Company is engaged in the exploration and, if warranted, development of mineralized properties in the U.S. We are in the exploration stage and all exploration expenditures are expensed as incurred.

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

         During the year we realized other income of $26,112 from the sales of concentrates to a refiner. Inasmuch as substantially all of the precious metals recovered by the refiner had been added as "seed" during the processing, these sales have no significance to our continuing operations. See "Item 2-Description of Property - Sales from Test Samples" and "Item 6 - Results Of Operations For Fiscal Year Ended October 31, 2002."



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


         Also during that period we received $25,000 on the same terms from West Tec LLC, a Michigan private investment company controlled by Stephen Plumb, who is not an affiliate of Franklin Lake; and $50,000 from Forrest Godde, an investor who now holds about 15.5% of our outstanding common stock but does not work for us, upon exercise of a warrant at $0.25 per share


         The average bid price of our stock on the OTC Bulletin Board at the time of the above transactions was about $0.40. We believe the sales prices of the unregistered shares to be fair, considering the legal restrictions on their resale under federal securities laws.

Plan Of Operation For Fiscal Year 2002-2003


         At the beginning of fiscal year 2002-2003, we expected the funds we received in a private placement ($300,000) to support the Company's operations for approximately nine months into the year. During the first few months, we received a total of $75,000 from additional shares sold in the private placement and from the exercise of a warrant. These additional funds and careful monitoring of our expenses allowed us to continue our business through the end of the fiscal year and into the following year (2003-2004). At the time this amendment is written (early August 2004), we believe that we have enough to carry us into September 2004. If we are not able to raise additional funds through a private offering before that time, we will not be able to continue in business.


         At the beginning of the fiscal year, we hoped to be able to commence larger scale exploration and testing. At the time of this amendment, we have not been able to achieve this goal, but we are still attempting to do so.


         In May of 2002, we filed a registration statement with the Securities and Exchange Commission regarding an offering of subscription rights to our shareholders. Because of the lapse of time and changed circumstances, we have withdrawn that filing (subsequent to the period covered by this report).

Item 7  -  FINANCIAL STATEMENTS


Franklin Lake Resources, Inc.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
South San Francisco, California

We have audited the accompanying consolidated balance sheet of Franklin Lake Resources, Inc. (An Exploration Stage Company) (Formerly Naxos Resources, Ltd.) as of October 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002, are audited by other auditors whose report dated December 20, 2002, expressed an unqualified opinion on those statements before restatement. We also audited the adjustments described in Note 3 that were applied to restate the October 31, 2002 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2000 and from the period from the date of inception on May 23, 1986 to October 31, 2000 were unaudited.

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

In our opinion, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of Franklin Lake Resources, Inc. as of October 31, 2003, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company corrected an error with respect to impairment of certain assets acquired in 2002.

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



Madsen & Associates, CPAs Inc.
April 7, 2004
Salt Lake City, Utah

                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
Franklin Lake Resources, Inc.
(Formerly Naxos Resources Ltd.)
(A Development Stage Company)

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Franklin Lake Resources Inc. (an exploration stage company) (formerly Naxos Resources Ltd.) ("The Company") as of October 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The financial statements of the Company as of October 31, 2000 and from the period from the date of inception of May 23, 1986 to October 31, 2000 were unaudited.

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

In my opinion, these consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of October 31, 2002, and the results of its operations and cash flows for the years ended October 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America..

As discussed in Note 3 to the consolidated financial statements, the Company corrected an error with respect to the impairment of certain assets acquired in 2002.

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


Randy Simpson, CPA, P.C.
A Professional Corporation
December 20, 2002, except for restatement adjustments which are dated April 7, 2004 Sandy, Utah

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

                           Consolidated Balance Sheet

                                                                (Restated)
                                                                October 31,
                                                                    2002
                          ASSETS                              --------------

Current Assets:

     Cash                                                     $       8,858
     Prepaids and other                                                 366
                                                              --------------
                                   Total Current Assets
                                                                      9,224
Fixed Assets:

     Office furniture & equipment                                    30,101
     Plant equipment                                                417,791
     Accumulated depreciation                                      (279,379)
                                                              --------------
                                     Total Fixed Assets             168,513
Other Assets:

     Reclamation bond                                                19,867
                                                              --------------
                                           Total Assets       $     197,604
                                                              ==============
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Bank Overdraft                                           $       8,985
     Accounts payable and accrued liabilities                        57,597
                                                              --------------
                              Total Current Liabilities              66,582

Long-Term Liabilities:

     Advances by director and officer payable in stock                9,017
                                                              --------------
                            Total Long-Term Liabilities               9,017
                                                              --------------
                                      Total Liabilities              75,599
Stockholders' Equity:

     Preferred Stock, $.001 par value; authorized
       5,000,000 shares; no preferred shares outstanding                  -

     Common Stock, $.001 par value; authorized
       45,000,000 shares; 8,155,490 issued and
       outstanding at October 31, 2002                                8,155
     Additional Paid-In Capital                                  30,707,977
     Accumulated Deficit                                        (30,594,127)
                                                              --------------
                             Total Stockholders' Equity             122,005
                                                              --------------
             Total Liabilities and Stockholders' Equity       $     197,604
                                                              ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES INC.
                          An Exploration Stage Company
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              ( Restated )
                                                                                            Cumulative from
                                                                                              Inception
                                                                                           (May 23,1986) to
                                                                                           October 31, 2002
                                                                                              (Unaudited
                                                                                             from date of
                                                        (Restated)                         Inception (May 23,
                                                        Year Ended         Year Ended            1986)
                                                     October 31, 2002   October 31, 2001  To October 31, 2000)
                                                    ------------------ ------------------ --------------------

Revenues:                                                           -                  -                   -
                                                    ------------------ ------------------ --------------------
                                     Total Revenue                  -                  -                   -
 Expenses:

     Mineral exploration costs                                230,075            150,918          15,730,318

     Impairment of patents and intellectual
        property                                            1,162,792                  -           1,162,792

     Depreciation/amortization expenses                        27,499             11,087           3,568,763

     Interest income and foreign exchange gains                     -             (6,735)           (325,203)

     General and administrative                               388,219            165,527          10,483,569
                                                    ------------------ ------------------ --------------------
                                    Total Expenses          1,808,585            320,797          30,620,239

Other Income
     Precious metal sales                                      26,112                  -              26,112
                                                    ------------------ ------------------ --------------------
                                          Net Loss   $     (1,782,473)  $       (320,797)   $    (30,594,127)
                                                    ================== ==================

                           Weighted Average Shares
                          Common Stock Outstanding          6,406,961          3,631,634
                                                    ================== ==================

                         Net Loss Per Common Share
                        (Basic and Fully Dilutive)   $          (0.28)  $          (0.09)
                                                    ================== ==================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Deficiency)
              From Inception (May 23,1986) through October 31, 2002

          (Unaudited from Inception (May 23, 1986) to October 31, 2000)


                                                                   Common      Common                    (Restated)      (Restated)
                                                                   Stock       Stock        Paid-In      Accumulated        Total
                                                                   Shares      Amount       Capital        Deficit         Equity
                                                           -------------------------------------------------------------------------

May 1986 common stock issued for cash at $.25 per share            162,000      $ 162       $ 40,878             $ -     $ 41,040
                Net Loss from inception to  October 31, 1986             -          -              -          (7,379)      (7,379)

Fiscal 1987 common stock issued for cash at $.38 per share         102,500        102         39,038               -       39,140
                Net Loss for the year ended October 31, 1987                                                 (49,050)     (49,050)

Fiscal 1988 common stock issued for cash at $.50 per share          15,000         15          7,455               -        7,470
                Net Loss for the year ended October 31, 1988             -          -              -         (17,156)     (17,156)

Fiscal 1989 common stock issued for cash at $1.65 per share        187,633        188        308,553               -      308,741

Fiscal 1989 common stock issued for mineral property;
    $1.15 per share                                                 30,000         30         34,395               -       34,425
                Net Loss for the year ended October 31, 1989             -          -              -        (210,686)    (210,686)

Fiscal 1990 common stock issued for cash at $5.48 per share        194,726        195      1,066,635               -    1,066,830

Fiscal 1990 common stock issued for mineral property;
    $1.16 per share                                                 40,000         40         46,400               -       46,440

Fiscal 1990 common stock issued for services at
    $30.54 per share                                                 2,401          2         73,313               -       73,315
                Net Loss for the year ended October 31, 1990             -          -              -      (2,372,808)  (2,372,808)

Fiscal 1991 common stock issued for cash at $3.60 per share        275,903        276        994,700               -      994,976

Fiscal 1991 common stock issued for mineral property;
    $9.16 per share                                                 16,500         17        151,059               -      151,076

Fiscal 1991 common stock issued for debt payment at
     $4.04 per share                                                78,924         79        318,691               -      318,770
               Net Loss for the year ended October 31, 19901             -          -              -        (578,573)    (578,573)

Fiscal 1992 common stock issued for cash at $5.09 per share        195,864        196        996,469               -      996,665

Fiscal 1992 common stock issued for mineral property;
    $6.96 per share                                                 87,648         88        610,381               -      610,469

Fiscal 1992 common stock issued for license at $3.40 per share      40,000         40        136,040               -      136,080
                Net Loss for the year ended October 31, 1992             -          -              -      (1,153,009)  (1,153,009)

Fiscal 1993 common stock issued for subsidiary at
    $9.04 per share                                                276,741        276      2,221,550               -    2,221,826
                Net Loss for the year ended October 31, 1993             -          -              -      (1,430,936)  (1,430,936)

Fiscal 1994 common stock issued for cash at $10.65 per share       339,400        339      3,613,155               -    3,613,494

Fiscal 1994 common stock issued for subsidiary at
    $25.90 per share                                                 2,500          3         64,747               -       64,750

Fiscal 1994 common stock issued for director at
    $8.32 per share                                                 25,000         25        208,100               -      208,125
                Net Loss for the year ended October 31, 1994             -          -              -      (2,435,290)  (2,435,290)

                                                                   Common      Common                    (Restated)      (Restated)
                                                                   Stock       Stock        Paid-In      Accumulated        Total
                                                                   Shares      Amount       Capital        Deficit         Equity
                                                           -------------------------------------------------------------------------
(continued)

Fiscal 1995 common stock issued for cash at  $14.30 per share      208,359        208      2,979,872               -    2,980,080

Fiscal 1995 common stock issued for mineral property;
    $15.40 per share                                                23,100         23        355,642               -      355,665

Fiscal 1995 common stock issued for equipment at
    $16.58 per share                                                 1,800          2         29,833               -       29,835
                Net Loss for the year ended October 31, 1995             -          -              -      (2,706,126)  (2,706,126)

Fiscal 1996 common stock issued for cash at  $14.23 per share      316,024        316      4,496,619               -    4,496,935

Fiscal 1996 common stock issued for equipment at
    $40.94 per share                                                30,970         31      1,267,852               -    1,267,883
                Net Loss for the year ended October 31, 1996             -          -              -      (3,898,191)  (3,898,191)

Fiscal 1997 common stock issued for cash at  $16.13 per share      270,608        271      4,365,253               -    4,365,524
                Net Loss for the year ended October 31, 1997             -          -              -      (5,255,324)  (5,255,324)

Fiscal 1998 common stock issued for cash at  $18.28 per share      198,928        199      3,636,543               -    3,636,742

Fiscal 1998 common stock issued pursuant to an anti-dulition
     agreement                                                      24,444         24            (24)              -            -
                Net Loss for the year ended October 31, 1998             -          -              -      (5,966,623)  (5,966,623)

Fiscal 1999 common stock issued for cash at $5.44  per share        24,060         24        130,879               -      130,903
                Net Loss for the year ended October 31, 1999             -          -              -      (1,623,785)  (1,623,785)

Fiscal 2000 common stock issued for cash at $.65 per share         375,800        376        245,164               -      245,540

Fiscal 2000 common stock issued for payables at $.97 per share      55,000         55         53,136               -       53,191
                Net Loss for the year ended October 31, 2000             -          -              -        (785,920)    (785,920)

Fiscal 2001 capital contribution for shares previously paid for          -          -         17,531               -       17,531

Fiscal 2001 common stock issued for debt at $.82 per share          47,500         48         38,986               -       39,034
                Net Loss for the year ended October 31, 2001             -          -              -        (320,798)    (320,798)

January 17, 2002; common stock issued for loans advanced
    in 2001 of $100,000 and cash of $50,000 in 2002 at
    $.25 per share                                                 600,000        600        149,400               -      150,000

February 27, 2002; common stock issued for cash;
    at $.25 per share                                              120,000        120         29,880               -       30,000

March 15, 2002; common stock issued for compensation , rent
   expenses and cash advances valued at $.25 per share           2,000,000      2,000        498,000               -      500,000

March 23,  2002; common stock issued for cash;
    at $.25 per share                                              400,000        400         99,600               -      100,000

                                                                   Common      Common                    (Restated)      (Restated)
                                                                   Stock       Stock        Paid-In      Accumulated        Total
                                                                   Shares      Amount       Capital        Deficit         Equity
                                                           -------------------------------------------------------------------------
(continued)

March 25, 2002; common stock for payables at  $ .64 per share        2,000          2          1,270               -        1,272

April 8, 2002; common stock issued in connection with Xenolix
   Asset Acquisition; valued at $1.08 per share                  1,201,657      1,201      1,296,589               -    1,297,790

April 8, 2002; common stock issued in connection with Lounsbury
   claims consolidation valued at $.63 per share                   102,500        102         64,473               -       64,575

September 9, 2002; common stock issued for cash;
   at $.25 per share                                                80,000         80         19,920               -       20,000

                Net Loss for the year ended October 31, 2002             -          -              -      (1,782,473)  (1,782,473)

                                                                ------------------------------------------------------------------
                                Balances at  October 31, 2002    8,155,490    $ 8,155   $ 30,707,977    $(30,594,127)   $ 122,005
                                                                ==================================================================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows


                                                                                                            (Reststated)
                                                                                                           Cumulative from
                                                                                                              Inception
                                                                                                          (May 23, 1986) to
                                                                                                          October 31, 2002
                                                                             (Restated)                    (Unaudited from
                                                                             Year Ended    Year Ended     date of Inception
                                                                            October 31,    October 31,    (May 23, 1986) to
                                                                                2002          2001        October 31, 2000
                                                                           --------------- -------------- -----------------
                                                                                                            (Unaudited)
Cash Flows used in Operating Activities:
                                                              Net Loss      $  (1,782,473)  $   (320,797)  $ (30,594,127)

Expenses not Requiring an Outlay of Cash:
     Amortization / depreciation                                                   27,499         11,087       3,568,763
     Impairment of patents and intellectual property                            1,162,792              -       1,162,792
     Proceeds - Net book value of equipment ,licenses,
        properties sold / abondoned                                                 1,500              -       2,621,265
     Common stock issued for compensation, rent and expenses                      297,383              -         578,823
                                                                           --------------- -------------- ---------------
                                           Net Cash used in Operations           (293,300)      (309,710)    (22,662,484)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other                               3,869         (1,655)           (366)
    (Increase) refund of reclaimation bonds outstanding                             8,585          9,987         (19,867)
    Increase ( decrease)  in accounts payable and accrued liabilities              21,817         15,612          67,854
                                                                           --------------- -------------- ---------------
                               Cash Flows used in Operating Activities           (259,029)      (285,766)    (22,614,863)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                               (39,002)             -        (869,430)
     Acquition of mineral properties                                                    -              -      (2,152,077)
                                                                           --------------- -------------- ---------------
                     Total Cash Flows Provided by Investing Activities            (39,002)             -      (3,021,507)

Cash Flows from Financing Activities:
     Common stock issued for cash                                                 200,000         17,531      23,141,611
     Loan proceeds                                                                      -        100,000       2,202,407
     Advances (repayments) from  officers/directors/affiliates                     99,001        170,901         301,210
                                                                           --------------- -------------- ---------------
                                  Cash Flows from Financing Activities            299,001        288,432      25,645,228

                                                                           --------------- -------------- ---------------
                                       Net Increase (Decrease) in Cash                970          2,666           8,858

                                           Cash at Beginning of Period              7,888          5,222               -

                                                                           --------------- -------------- ---------------
                Cash and  (Bank Overdraft) combined  at ende of period      $       8,858   $      7,888   $       8,858
                                                                           =============== ============== ===============

Supplemental Non-Cash Financing Activities:

     Common Stock issued for debt  , officer advances                           $ 392,192   $     39,034   $     803,187
                                                                           =============== ============== ===============

     Common Stock issued for licences                                       $           -   $          -   $     136,080
                                                                           =============== ============== ===============

     Common Stock issued for subsidiay acquistion-mineral
       properties & equipment                                               $           -   $          -   $   2,286,576
                                                                           =============== ============== ===============

     Common Stock issued for mineral properties                             $           -   $          -   $   1,198,075
                                                                           =============== ============== ===============

     Common Stock issued for equipment                                      $           -   $          -   $   1,297,718
                                                                           =============== ============== ===============

     Common stock issued to acquire Xenolix assets, net of
        $25,000 expensed, $1,162,792 Xenolix patents and
        technologies, $109,998 net book of equipment                        $   1,272,790   $          -   $   1,272,790
                                                                           =============== ============== ===============

     Equipment returned to satisfy debt , payables                          $       1,272   $          -   $   1,299,872
                                                                           =============== ============== ===============

     Interest Paid                                                          $           -   $          -   $      68,851
                                                                           =============== ============== ===============

     Income Taxes Paid                                                      $           -   $          -   $       4,078
                                                                           =============== ============== ===============


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


The Company is in the business of exploring for precious metals and designing processes for extracting them from the earth. The Company's principal exploration property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California. In 2002, in exchange for shares of its common stock, it acquired the exploration assets of Xenolix Technologies, Inc. ("Xenolix"), consisting of equipment, partially processed material, and two patents and related intellectual property. It terminated its operations at Death Valley Junction and moved its equipment from that site and the equipment acquired from Xenolix and re-assembled it as a new pilot plat at a new facility at Amargosa, Nevada, approximately 25 miles from Franklin Lake (this move was in process at year-end but has been completed since then).


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


During 2002, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission with respect to a proposed rights offering to its shareholders. Because of the lapse of time and changed circumstances, the Company has withdrawn that filing (subsequent to the time covered by this Report.)




2. SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation


These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal years ended October 31, 2002, and October 31, 2001.


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


Equipment used in mineral exploration has been depreciated over a 5-year life on the straight-line basis. The Company acquired approximately $110,000 in such equipment from Xenolix in its asset acquisition. This equipment is being integrated with the Company's existing equipment and re-assembled at its new facility at Amargosa, Nevada.


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


 (j)  Reverse Stock Split

Pursuant to a resolution of the board of directors and a vote of shareholders, a reverse split of the company's common shares took effect on January 9, 2002. One share was issued in exchange for every 10 outstanding shares. In the statements of operations and shareholders equity to which these notes relate, historical references to the company's common share and per-share amounts, and derivative securities convertible into common shares, as well as ratios and other calculations based on such shares and derivatives, have been adjusted where appropriate to give effect to the share consolidation.

3.  IMPAIRED PATENTS AND INTELLECTUAL PROPERTY (RESTATEMENT)

In April of 2002, the Company entered into an agreement with Xenolix Technologies, Inc. (Xenolix) under which the Company acquired certain "technologies" including two U.S. patents related to the recovery of precious metals from very low-grade ores as well as tangible equipment with a value of $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company's common stock valued at $1,297,790 and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued and capitalized at $1,162,792. Immediately after the acquisition of these patents and technologies, it became apparent that the processes associated with these intangible assets had not been demonstrated and were not shown to be viable. Management determined that these technologies and patents would not generate any cash flows in the future and therefore determined the value of the technologies and the related patents to be worthless. In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company charged the purchase price of the patents and technologies in the amount of $1,162,792 to current year operations.

Originally, in 2002, the Company had not reflected the impairment of these purchased patents and technologies. The financial statements have been restated to correct this accounting error. The effects of this error correction on net income and loss per share for the year ended October 31, 2002 are stated below.


                                                Year Ended
                                                October 31,
                                                   2002
                                       ----------------------------
                                       Originally
                                        Reported         Restated
                                       ------------   -------------

     Net Loss                          $  (658,782)   $ (1,782,473)

     Weighted Average Shares,
       Common Stock Outstanding          5,805,961       6,406,961

     Loss per share                          (0.10)          (0.28)


4. VALUATION OF SHARES ISSUED


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



                                                                                2002                2001
                                                                             ------------       -------------

      Beginning balances owed to Fr. Ofiesh                               $      202,209     $        31,308

      Management Fees                                                             48,000              23,375
      Corporate office rent, supplies, and overhead at $2,000 per month           24,000              15,583
      Operations facility property rental at $1,250 per month                      8,750                   -
      Expenses paid on behalf of the Company for consultants and
      advisors                                                                    95,750                   -
      Other advances prior period                                                 31,307                   -
      Advances to Company for operating capital                                   99,001             131,943
                                                                             ------------       -------------
      Total for fiscal year                                               $      306,808     $       170,901

      2,000,000 shares valued at $.25 per share for above advances,
      services & rent                                                          (500,000)                   -
                                                                             ------------       -------------
      Balances owed to him at fiscal year end                             $        9,017     $       202,209
                                                                             ============       =============

                                                                             ------------       -------------
      Legal fees paid to officer                                          $       31,200     $        26,450
                                                                             ------------       -------------

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

Sale of Property to a Director


During the fiscal year ended October 31, 1999, the company's mineral testing facilities were located on a leased property near Death Valley Junction, California. The Board of Directors resolved to sell its then-unused Amargosa Valley property (known as "the Farm") to raise cash to fund its ongoing exploration and testing activities on its nearby Franklin Lake playa property. Father Gregory Ofiesh, then a director and shareholder but not an executive officer, offered to purchase the Farm for $125,000. The Company returned a counter offer, accepting the price but proposing that the Company be permitted to continue to store ores and equipment on the property. Ultimately, the Board of Directors approved the sale on January 12, 2000, with Fr. Ofiesh declaring his interest in the transaction and abstaining from the vote, together with three directors nominated by Fr. Ofiesh. The sale was completed on February 1, 2000, for a cash payment of $125,000 payable at closing, with transaction costs borne by the buyer and the seller retaining a limited right to store samples on the property. The Company subsequently leased the entire property from Fr. Ofiesh for a three-year term at $1,250 per month, renewable for a second three-year term. The rents are payable in shares of the common stock of the Company, not in cash. The carrying value of the property on the Company's books at October 31, 1999 was $120,163. realizing for the Company profit in the sale of approximately $4,837.

6. STOCK OPTIONS & WARRANTS


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



                                                               2002              2001
                                                         --------------    --------------

      Net operating losses expiring 2009 - 2022          $   7,432,473     $   5,650,000

      Statutory tax rate: $22,250 + 39%
         of excess over $100,000                                     -                 -

      Effective tax rate:                                            -                 -

      Deferred tax assets                                    2,380,000         2,226,000

      Less valuation allowance                              (2,380,000)       (2,226,000)

                                                         ==============    ==============
                              Net Deferred Tax Assets    $           -     $           -
                                                         --------------    --------------



8. RESCISSION


In connection with its redomiciliation from British Columbia to Nevada on January 9, 2002, the Company issued shares in a newly formed Nevada corporation in exchange for the outstanding shares of the Canadian corporation. On advice of legal counsel, the Company did not register the new shares under the Securities Act of 1933, but later learned that the shares should have been registered. Accordingly, the Company may make an offer of rescission to certain shareholders in the form of a purchase of their shares for cash.

The Company has not yet finally determined the terms upon which a rescission offer might be made. Nor has the Company determined the exact number of shareholders who might be eligible for the offer, although it is of the opinion that the number will be small and that the eligible shareholders will not represent a significant number of shares. Accordingly, the Company has not set aside any cash reserve to purchase any shares of stock that may be tendered; however, if the Company's opinion proves wrong and a substantial number of shares were to be tendered, the rescission could have a material adverse effect on the Company's cash position and liquidity.

9.  QUARTERLY INTERIM SUMMARY OF OPERATIONS

As discussed in Note 3 - Impaired Patents and Intellectual Property, the Company corrected an error in its method of accounting for the acquisition and expensing of certain assets. The Company prepared interim quarterly financial statements for the second and third quarters of the fiscal year ending October 31, 2002 without showing the effects of this change in accounting method. The following sets forth the results of operations as originally reported and the "restated" results of operations for these two quarters of the fiscal year ending October 31, 2002.



                                             Three Months Ended                        Six Months Ended
                                                 30-Apr-02                                 30-Apr-02
                                     -------------------------------        ------------------------------------
                                      Originally                               Originally
                                       Reported          Restated               Reported            Restated
                                     -------------     -------------        -----------------     --------------

Revenue                                        $0                $0                       $0                 $0
                                     -------------     -------------        -----------------     --------------
        Total Revenue                           0                 0                        0                  0

 Expenses:
     Mineral exploration costs             17,404            17,404                   43,656             43,656
     Depreciation/amortization
        expense                             4,213             4,213                    7,127              7,127
     General and administrative            87,908            87,933                  144,171            144,196
     Impairment of patents and
        Intellectual property                   -         1,162,792                        -          1,162,792
                                     -------------     -------------        -----------------     --------------
        Total Expenses                    109,525         1,272,342                  194,954          1,357,771

Other Income
     Precious metal sales                   4,100             4,100                    4,100              4,100
                                     -------------     -------------        -----------------     --------------

        Net Loss                       ($105,425)      ($1,268,242)               ($190,854)       ($1,353,671)
                                     =============     =============        =================     ==============

Weighted Average Shares
   Common Stock Outstanding             7,997,990         7,997,990                7,997,990          7,997,990
                                     =============     =============        =================     ==============
Net Loss Per Common Share
   (Basic and Fully Diluted)              ($0.02)           ($0.17)                  ($0.02)            ($0.17)
                                     =============     =============        =================     ==============

                                             Three Months Ended                        Nine Months Ended
                                                 31-Jul-02                                 31-Jul-02
                                     -------------------------------        ------------------------------------
                                      Originally                               Originally
                                       Reported           Restated              Reported             Restated
                                     -------------     -------------        -----------------     --------------

Revenue                              $          0      $          0         $              0      $           0
                                     -------------     -------------        -----------------     --------------
        Total Revenue

 Expenses:
     Mineral exploration costs             35,297            35,297                   78,953             78,953
     Depreciation/amortization
expenses                                   29,533             9,982                   36,660             17,109
     General and administrative            79,244            79,244                  223,415            223,415
     Impairment of patents and

          Intellectual property                 -                 -                        -                  -
                                     -------------     -------------        -----------------     --------------
        Total Expenses                    144,074           124,523                  339,028            319,477

Other Income
     Precious metal sales                   4,886             4,886                    8,986              8,986
                                     -------------     -------------        -----------------     --------------
        Net Loss                       ($139,188)         ($119,637)               ($330,042)         ($310,491)
                                     =============     =============        =================     ==============

Weighted Average Shares
   Common Stock Outstanding             7,972,990         7,972,990                7,972,990          7,972,990
                                     =============     =============        =================     ==============
Net Loss Per Common Share
   (Basic and Fully Diluted)              ($0.02)            ($0.02)                  ($0.04)            ($0.04)
                                     =============     =============        =================     ==============


10. OTHER INCOME -  PRECIOUS METAL SALES

During the year ended October 31, 2002 the company sold concentrates containing precious metals for net refinery proceeds of $26,112. The concentrates were derived from unprocessed material acquired as part of an asset purchase from Xenolix Technologies Inc. that included supposed "technologies" for the recovery of precious metals from silica dirt, such as on the Company's Franklin Lake property, and from "fly ash," a residue from burning coal. Prior to treatment in the Company's testing facility, the concentrates had been deliberately "seeded" by Xenolix with precious metals as part of a process intended to extract the native metals, if any, from the dirt by chemical attraction to the like metals that are added. The company believes that the amount of precious metal recovered by the refiner was little, if any, more than had been added by Xenolix. Moreover, the metals recovered were from fly ash, and not from material from the Company's property. Accordingly, the Company does not regard the sale as significant to its continuing operations.

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

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member of the A.I.A. He is the owner of Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From November 200 to March 2002, he was the owner of Combs Architects. From May 2000 to November 2000, he served as Vice President-Design and Construction of Laundromax, a 45-unit chain of cleaner-laundromats. From June 1992 to May 2000 he served as Director of Construction for Claire's Stores, a retail chain of over 3,000 costume jewelry and clothing stores. Mr. Combs holds B.Arch. and B.S. degrees from Ball State University in Indiana.

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

-----------------------------------------------------------------------------------------------
                                                                                  Long-Term
                                                                                 Compensation
                                                                                ---------------
                                                   Annual Compensation              Awards
                                              ------------------------------    ---------------
 Name and Principal Position       Year        Salary ($)        Bonus ($)        Options (#)
-------------------------------  -------      --------------    ------------    ---------------

Father Gregory Ofiesh*             2002           $48,000              0            25,000**
President, CEO, Director           2001           $27,642              0                 0
                                   2000           $17,647              0                 0
-----------------------------------------------------------------------------------------------

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


================================================================================
                                                                      Percent of
Title of Class     Persons or Group               Shares Owned          Class
================================================================================

Common            Father Gregory Ofiesh            6,407,096(1)         48.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Robert Chatwin (2)                 194,700(2)          2.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Stan Combs                           31,250(3)          0.5%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Paul Kaser                         567,000(4)          4.3%
                  172 Starlite Street
                  South San Francisco
                  California 94080

Common            Peter Boyle                          5,000             0.1%
                  172 Starlite Street
                  South San Francisco
                  California  94080

Common            Forrest G. Godde                 1,744,230(5)         13.2%
                  P.O. Box 1152
                  Lancaster
                  California 93584-1152
--------------------------------------------------------------------------------
Common            Officers and Directors
                  as a Group (3)                   9,048,276            68.9%
================================================================================
(1) Fr. Ofiesh is President, CEO and a director. Ownership includes warrants to purchase 2,000,000 shares of common stock and options to purchase 25,000 shares.
(2) Robert Chatwin is a Director. Ownership includes warrants to purchase 134,000 shares of common stock and options to purchase 25,000 shares.
(3) Stan Coombs is a Director. Ownership includes options to purchase 25,000 shares of common stock.
(4) Paul Kaser is a Director. Ownership includes warrants to purchase 266,000 shares of common stock and options to purchase 25,000 shares.
(5) Mr. Godde is an investor who does not hold a position of employment in the Company. He holds warrants to purchase 400,000 shares of common stock.

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

Sale of the Farm


         In the fiscal year 1999, the Company received an offer from Father Gregory Ofiesh, a director but then not an officer of the Company, to purchase all property owned by the Company (including improvements and equipment located thereon), situated in the County of Nye, State of Nevada (see Note 5 - Related Party Transactions - Sale of Property to a Director in the Notes to the Consolidated Financial Statements). In the fiscal year of 2000, the Company sold the property to him on the following terms:


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


     3. The closing date was February 9, 2000, with the full purchase price paid in cash; and


     4. All costs of this transaction were borne by the purchaser.


Prior to the sale, the then president of the Company, Robert S. Gardner, reviewed the Company's financial situation, recent discussions by management and members of the board of directors with respect to the need to sell the property, and the proposed sale to Father Ofiesh. The board of directors determined that the proposed sale to Father Ofiesh was favorable to the Company and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.


Lease of the Farm

         From his purchase of the Farm in 2000 until March 31, 2002, Father Ofiesh allowed the Company to use the Farm, primarily for storage, without charge. In early 2002, during our negotiations to purchase mining equipment from Xenolix Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to lease the Farm property from Father Ofiesh, on the following principal terms:

     1. the rent is $1,250 per month, provided that this amount is to be payable only in shares of common stock of the Company and not in cash;

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


The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.


Office Space

         The Company's executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement with Fr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable in shares of company stock; the space includes utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.


         The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of with cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

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


Reports on Form 8-K

     1.  Form 8-K filed on EDGAR October 29, 2002.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN LAKE RESOURCES, INC.

Dated: December 30, 2004                    /s/ Father Gregory Ofiesh
                                            -----------------------------------
                                            President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Father Gregory Ofiesh       President, Chief Executive    December 30, 2004
---------------------------     Officer, Acting Chief
                                Financial Officer, Principal
                                Accounting Officer, Director

/s/ Kamal Alawas                Director                      December 30, 2004
---------------------------

/s/ Peter Boyle                 Secretary                     December 30, 2004
---------------------------

/s/ Stan Combs                  Director                      December 30, 2004
---------------------------

/s/ Paul Kaser                  Director                      December 30, 2004
---------------------------