Form 10KSB/A
period 2003-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2005-01-19
CIK 879519

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2004:

         $459,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of January 31, 2004:

         8,682,405

NOTE: This third amendment to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 is being filed to reflect changes due to an error correction regarding impairment of long-lived assets, errors in the language of our audit opinions, an inappropriate characterization of our settlement agreement with Xenolix Technologies as a "rescission," and the erroneous accrual of certain related transactions in the wrong periods. As a consequence of these errors, this amended Form 10-KSB includes restated financial results for the fiscal year ended October 31, 2003, and revised audit opinions for fiscal years 2003 and 2002. See Item 7 - Financial Information, including the restated financial statements and the notes to the financial statements.



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

     In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, we are considering filing a registration statement with respect to the Nevada shares and making an offer of rescission to certain persons who were beneficial owners of our shares on January 3, 2001, and meet certain other conditions.

     We cannot predict how many shares, if any, will be tendered under the rescission offer. However, if the number is substantial, the resulting payment obligation could have a material adverse effect on our liquidity and financial position.

Exploration Stage Company

     We are a company in the "exploration stage", as the term is defined in the the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the production stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

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

Purchase of Equipment and Processes from Xenolix

     On April 9, 2002, we purchased certain assets from Xenolix Technologies, Inc., an Arizona-based exploration company that had recently suspended operations. We purchased several items of equipment used in the handling and processing of mineralized material, with a value of $110,000, and concentrates having a value of approximately $25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we expected would be applicable to the mineralized material on our properties. We were also informed that such processes would apply to "fly ash," a residue from burning coal. As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock and two warrants, each to purchase an additional 1,201,657 shares of our common stock at a price of $1.08 per share.


     In July 2003, we determined that, despite every effort, the patents and other technology did not work on our material and we cancelled the contract. We demanded that Xenolix return the shares and the warrants we issued to it. Xenolix refused to accept this cancellation and to return the shares and warrants. Since the end of the fiscal year, we have entered into a settlement agreement with Xenolix. With neither party admitting wrongdoing or liability, we agreed that we would keep the two patents and other intellectual property, the equipment, and the processed material we received from Xenolix; Xenolix will return 601,657 shares of our stock (it retains 600,000 shares) and the two warrants, and we will issue a new warrant for 600,000 shares of our stock, exercisable at $0.30 per share, and expiring on June 30, 2004. (See Item 8, Management Discussion


Involvement of Our Former Consultant in a State Enforcement Action

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

     Although we knew of the ACC enforcement action against Xenolix and Johnson, we were assured by both Xenolix and Dr. Johnson, and we believed at the time, that the metal recovery processes covered by the two patents were fundamentally different processes from the one examined and discredited by ACC. We did not, however, engage independent experts to examine the patents or relevant processes. Instead, a provision of our asset purchase agreement with them required Johnson to demonstrate, to our satisfaction, the efficacy of the patented or other processes in recovering precious metals from the mineralized materials on our Franklin Lake property. That demonstration was to have occurred by October 9, 2002, but was postponed by mutual agreement. Although Johnson has worked for us on occasion, assisting us with certain laboratory activities, he has not demonstrated the operation of the processes subject to the two patents or any other processes successfully. (See "Purchase of Equipment and Processes from Xenolix" above).


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

     Our exploration activities are subject to various laws and regulations governing prospecting, exports, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, toxic substances and other matters. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. Further amendments to current laws and regulations governing operations and activities of companies involved in mineral exploration are actively considered from time to time and could have a material adverse impact on us.

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

     We have incurred net losses since our inception, with accumulated losses of $30,943,908 as of October 31, 2003, and expect to continue to incur losses for the foreseeable future. We have had no meaningful income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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


WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

     As of October 31, 2003, approximately 36,317,595 shares of our common stock were authorized but unissued and 1,053,572 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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



    [ omitted graphic - Location Map of Franklin Lake Property ]


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

Sales From Test Samples

     We made no sales in 2003. During the year ended October 31, 2002 we sold concentrates containing precious metals to a refiner for net proceeds after refining costs of $26,112. The concentrates were derived from unprocessed material acquired as part of an asset purchase from Xenolix Technologies Inc. that included supposed "technologies" for the recovery of precious metals from silica dirt, such as on the Company's Franklin Lake property, and from "fly ash," a residue from burning coal. It now appears that prior to treatment in the Company's testing facility at Amargosa, the concentrates had been deliberately "seeded" by Xenolix with precious metals. Seeding involves adding a known quantity of precious metal to the material to the as part of a process intended to extract the native metals, if any, from the dirt by causing a chemical reaction between the added metals and the native metals, with the intended result that substantially all of the "seed" will be recovered along with any native metals extracted. In this case, however, we believe that the amount of precious metal recovered from the processed material by the refiner was little, if any, more than had been added by Xenolix as seed. Moreover, the metals recovered were from the fly ash we purchased from Xenolix, and not from material taken from our Franklin Lake property. Thus, we do not regard the sale as significant to our continuing operations.

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

     We moved the equipment from Death Valley Junction and that acquired from Xenolix (located in Winslow, Arizona) to the Farm and assembled it, along with the equipment already there, into a single processing facility. We believe that the plant we have constructed will allow us to process several tons of material a day.

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
----------------------------------------------------------------------------------------
(1)  Exercise of option by former director
(2)  Cancellation of debt for legal and accounting services
(3)  Exercisable at $0.25 per share
(4)  Exercise of warrant
(5)  Issued in payment for acquisition of assets from Xenolix Technologies;
     warrant was subsequently cancelled
(6)  Issued in payment for services in connection with re-staking of mining claims; warrant is exercisable at $1.00 per share
(7)  Issued for cash in private placement transaction; warrant is exercisable at
     $0.50 per share.
=========================================================================================

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2003. The reader should note that our 2002 and 2003 financial statementswere restated to correct our accounting for the impairment of the assets acquired pursuant to our asset purchase agreement with Xenolix Technologies, Inc., entered into on April 9, 2002.

            The financial statements contained in Item 7 of this Annual Report on Form 10-KSB have been restated to reflect corrections of errors because (a) we had not correctly complied with SFAS 121 in applying the impairment test to the patents and other intellectual property acquired from Xenolix Technologies in April of 2002, and (b) we had accrued certain monthly rental payments made to a related party in incorrect periods. There were also errors in the language of the opinion of our auditors, and the Notes to the financial statements had incorrectly characterized the resolution of our dispute with Xenolix Technoligies as a "rescission" of the agreement, rather than a settlement. (See
Item 7 - Financial Statements.)

Results Of Operations For Fiscal Year Ended October 31, 2003

     With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2003 was 6.7, compared with 0.14 as of October 31, 2002. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at absolute numbers, i.e., actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

     In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2003, we had working capital in the amount of $91,922 compared with ($57,358) at October 31, 2002.

     During fiscal year 2003, the Company incurred mineral exploration costs of $181,823 (including depreciation and amortization of $77,359) on our Franklin Lake properties. During fiscal year 2002, we incurred such costs of $1,420,366 (including depreciation and amortization of $27,499 and an impairment charge of $1,162,792). We expect exploration costs to decrease over the next twelve months, as we reduce our expenses at Franklin Lake, unless we acquire a new exploration property.

            During the fiscal year ended October 31, 2003, we had neither any revenue from operations nor any income from any other source. During the fiscal year ended October 31, 2002, we did not have any revenue from operations but we did have other income of $26,112. This other income came from the sale of concentrated material containing precious metals to a refinery. The concentrate was derived from processed fly ash, a residue from burning coal, acquired as part of the assets purchased from Xenolix Technologies, Inc. We now believe that, before we acquired it, the fly ash had been deliberately "seeded" by adding precious metals (the same type as intended to be recovered) to the material before processing. The purpose of this action is to increase the precious metals recovered by chemically attracting the native metals to the metals that are added. We believe, however, that the amount of precious metal recovered by the refiner was little, if any, more than what had been added as seed. Such sales, therefore are not an indication of future sales. The operating loss for fiscal year 2003 was $349,781, or $.05 per share, compared to an operating loss of $1,782,473, or $.28 per share, for the year 2002. The weighted average number of shares in the per-share calculations was 7,380,023 in fiscal year 2003, and 6,406,961 in fiscal year 2002. (Share amounts are adjusted for a one-for-ten reverse stock split on January 9, 2002.)

     As of October 31, 2003, the Company's cash balance was $107,755, compared to $8,155 on October 31, 2002.

     To date, largely because we have engaged only in exploration and testing and not in production, we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

     The Company is engaged in the exploration of mineralized properties in the U.S. We are in the exploration stage and all exploration expenditures are expensed as incurred.

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

Settlement of Dispute with Xenolix Technologies and Impairment of Intellectual Property Assets

     On January 28, 2004 we entered into an agreement to settle our dispute with Xenolix Technologies. Under the agreement, wherein neither party admitted wrongdoing or liability to the other, Franklin Lake will retain title to the patents and other intellectual property, and give Xenolix a warrant to purchase up to 600,000 shares of our common stock at $.30 per share through June 30, 2004. Xenolix will return to us 601, 657 shares of the common stock we issued in the original agreement (retaining 600,000 shares), and will return the two warrants.


     Our balance sheet for the period ended October 31, 2003 reflects the results of our settlement agreement with Xenolix, showing a reduction in our assets and stockholders' equity of $1,123,690, and adjustments to the accumulated depreciation and amortization expense related to the intellectual property. Also, the settlement required restatement of our 2002 results, which increased the loss in 2002 from $658,784 to $1,782,473 and decreased total depreciation and amortization expense from $66,601 to $27,499. (See Note 3 to our Consolidated Financial Statements.)

Significant Trends

     During the fiscal year ending October 31, 2003 we continued to have unfavorable results testing the Franklin Lake silica at our Amargosa facility. Also during the period, current management became aware of the results of drilling and assaying work that had been done during the 1990s which had shown generally poor prospects for proving ore reserves at Franklin Lake. As a consequence, we have elected to reduce exploration and testing activity relating to the Franklin Lake property. Meanwhile, we intend to examine other properties, and may lease or joint venture our Amargosa testing facility, although there is no assurance that we will succeed in either effort. We expect to continue to rely on occasional private investments to fund further operations, but they may become more difficult to obtain as more time passes without favorable testing results. (See "Historical Drilling and Assaying Results" under Item 2 - Description of Property above)

Plan Of Operation For Fiscal Year 2003-2004

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



Franklin Lake Resources, Inc.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
South San Francisco, California



                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Franklin Lake Resources, Inc. (An Exploration Stage Company) (Formerly Naxos Resources, Ltd.) as of October 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We also audited the adjustments described in Note 3 to the financial statements that were applied to restate the October 31, 2002 financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002, were audited by other auditors who have ceased operations with respect to public companies. Those auditors expressed an unqualified opinion on those statements in their report dated December 20, 2002 before restatement. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2000 and for the period from the date of inception on May 23, 1986 to October 31, 2000 were unaudited.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of the Company as of October 31, 2003, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Franklin Lake Resources, Inc. as of October 31, 2002 and for the years ended October 31, 2002 and 2001 were audited by other auditors who have ceased operations with respect to public companies. As described in Note 3, these financial statements have been restated to correct an error with respect to the impairment of certain assets acquired in 2002. We audited the adjustments described in Note 3 that were applied to restate the 2002 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply additional procedures to the 2002 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole. The accompanying consolidated financial statements have been prepared assuming that Franklin Lake Resources, Inc. (An Exploration

Stage Company) (Formerly Naxos Resources, Ltd) will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about it's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Madsen & Associates, CPAs Inc.
Salt Lake City, Utah

April 7, 2004, except for Note 3 as to which the date is August 10, 2004

NOTE: THIS AUDITOR'S REPORT IS BEING REISSUED AS PREVIOUSLY FILED BEFORE THE FINANCIAL STATEMENTS WERE CORRECTED AND RESTATED.

RANDY SIMPSON, CPA P.C. HAS CEASED OPERATIONS WITH RESPECT TO PUBLIC COMPANIES.



                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                           Fax & Phone (801) 572-3009

Board of Directors and Stockholders
Franklin Lake Resources, Inc.
(Formerly Naxos Resources Ltd.)
(An Exploration Stage Company)

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of Franklin Lake Resources Inc. (an exploration stage company) (formerly Naxos Resources Ltd.) ("The Company") as of October 31, 2002 and its consolidated statements of operations, stockholders' equity, cash flows for the years ended October 31, 2002 and 2001 and cumulative data from inception (May 23, 1986). These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the statement of operations, stockholders' equity and cash flows for the year ended October 31, 2001,and the period from inception on May 23, 1986 through October 31, 2001. These statements were audited by other auditors whose report, dated January 3, 2002, which expressed an unqualified opinion, was furnished to me. My opinion, as far as it relates to the amounts included for cumulative data from May 23, 1986 through October 31, 2001, is based solely on the report of the other auditors.

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

In my opinion, based on my audit and the reports of other auditors, these consolidated financial statements present fairly, in all material aspects, the financial position of the Company as of October 31, 2002, and the results of its operations, cash flows and for the years ended October 31, 2002 and 2001, and the cumulative data from inception in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company has restated its financial statements to write off its patents and intellectual property acquired in 2002. I concur with the restatement of the consolidated balance sheet and statements of operations, cash flows and stockholders equity for the year ended

October 31, 2002 to reflect such writeoff. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and will require additional funding, as discussed in the "Notes to Consolidated Financial Statements". The Company management's plans concerning these matters are also described in the "Notes to Consolidated Financial Statements". The Company's Consolidated Financial Statements do not include any adjustments, which might result from the outcome of this uncertainty.


Randy Simpson, CPA, P.C.
A Professional Corporation
December 20, 2002
Sandy, Utah

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                    (Restated)
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
                                                                   =============

               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations




                                                                                       (Restated)
                                                     (Restated)       (Restated)     Cumulative from
                                                     Year Ended       Year Ended        Inception
                                                     October 31,      October 31,    (May 23,1986) to
                                                        2003              2002       October 31, 2003
                                                  ----------------  ---------------  ----------------
                                                                                       (Unaudited)

Revenues:                                                       -                -                -
                                                   ---------------  ---------------  ---------------
      Total Revenue                                             -           26,112           26,112

 Expenses:
     Mineral exploration costs                            143,224          230,075       15,873,542
     Depreciation/amortization expenses                    38,599           27,499        3,607,362
     General and administrative                           167,958          388,219       10,326,324

Impairment of patents & intellectual property                   -       1,162,792        1,162,792
                                                   ---------------  ---------------  ---------------

      Total Expenses                                      349,781       1,808,585       30,970,020
                                                   ---------------  ---------------  ---------------

Other Income:
    Revenue from precious metal sales              $            -   $       26,112   $       26,112

                                                   ---------------  ---------------  ---------------
      Net Loss                                     $   (349,781)  $     (1,782,473)  $  (30,943,908)
                                                   ===============  ===============  ===============

Weighted Average Shares
   Common Stock Outstanding                             7,380,023        6.406.961
                                                   ===============  ===============
Net Loss Per Common Share
   (Basic and Fully Diluted)                       $        (0.05)  $        (0.28)
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

                      (Unaudited through October 31, 2000)
                                   (Restated)


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

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------
(continued)


March 15, 2002; common stock issued
 for compensation, rent expenses and
 cash advances valued at $.25 per share            2,000,000          2,000        498,000              --       500,000

March 23,  2002; common stock issued
 for cash at $.25 per share                          400,000            400         99,600              --       100,000

March 25, 2002; common stock
 for payables at  $ .64 per share                      2,000              2          1,270              --         1,272

April 8, 2002; common stock issued in
 connection with Xenolix Asset Acquisition;
 valued at $1.08 per share                         1,201,657          1,201      1,296,589              --     1,297,790

April 8, 2002; common stock issued in
 connection with Lounsbury claims consolidation
 valued at $.63 per share                            102,500            102         64,473              --        64,575

September 9, 2002; common stock issued
 for cash at $.25 per share                           80,000             80         19,920              --        20,000


Net Loss for the year ended October 31, 2002              --             --             --      (1,782,473)   (1,782,473)


November 1, 2002, common stock issued
for cash at $ .35 per share                          857,143            857        299,143              --       300,000

January 22, 2003 exercise of warrants
at $.25 per share                                    200,000            200         49,800              --        50,000

March 26, 2003 common stock issued
for cash at $.35 per share                            71,429             71         24,929              --        25,000


Net Loss for the year ended October 31, 2003              --             --             --        (349,781)     (349,781)


                                                -------------  -------------  -------------  -------------  -------------
Balances at October 31, 2003                       9,284,062    $     9,283    $31,081,849    $(30,943,908)  $   147,224
                                                =============  =============  =============  =============  =============


               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 (Restated)
                                                                                                 CUMULATIVE
                                                                                                   FROM
                                                                                                 INCEPTION
                                                              (Restated)        (Restated)        (MAY 23,
                                                              YEAR ENDED        YEAR ENDED        1986) TO
                                                              OCTOBER 31,        OCTOBER 31,     October 31,
                                                                 2003              2002             2003
                                                           --------------------------------------------------
                                                                                                (Unaudited)
                   CASH FLOWS USED IN OPERATING ACTIVITIES:

                                                   NET LOSS      $(349,781)      $(1,782,473)  $(30,943,908)


                  EXPENSES NOT REQUIRING AN OUTLAY OF CASH:

                                Amortization / depreciation          38,599            27,499      3,607,362
                     Proceeds - Net book value of equipment               0             1,500      2,622,537
                     ,licenses, properties sold / abondoned
            Impairment of patents and intellectual property               0         1,162,792      1,162,792
             Common stock issued for compensation, rent and               0           297,383        578,823
                                                   expenses
                                                           --------------------------------------------------
                                NET CASH USED IN OPERATIONS        (311,182)         (293,300)   (22,973,666)

               CHANGES TO OPERATING ASSETS AND LIABILITIES:

          (Increase) decrease in prepaid expenses and other              64             3,869           (302)
                    (Increase) refund of reclaimation bonds               0             8,585        (19,867)
                                                outstanding

              Increase ( decrease)  in accounts payable and         (50,448)           21,817         16,135
                                        accrued liabilities
                                                           --------------------------------------------------
                    CASH FLOWS USED IN OPERATING ACTIVITIES        (361,566)         (259,029)   (22,977,700)

                      CASH FLOWS FROM INVESTING ACTIVITIES:

                             Purchases of plant & equipment          (1,677)          (39,002)      (871,107)
                            Acquition of mineral properties               0                 0    (2,152,077)
                                                           --------------------------------------------------
          TOTAL CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          (1,677)          (39,002)    (3,023,184)

                      CASH FLOWS FROM FINANCING ACTIVITIES:

                               Common stock issued for cash         375,000           200,000     23,516,611
                                              Loan proceeds               0                 0      2,202,407
                                 Advances (repayments) from          87,140            99,001        388,350
                              officers/directors/affiliates
                                                           --------------------------------------------------
                       CASH FLOWS FROM FINANCING ACTIVITIES         462,140           299,001     26,107,368
                                                           --------------------------------------------------
                            NET INCREASE (DECREASE) IN CASH          98,987              (970)       107,755

                                CASH AT BEGINNING OF PERIOD            (127)            7,888              0

                                                           --------------------------------------------------
      CASH AND  (BANK OVERDRAFT) COMBINED  AT END OF PERIOD        $107,755             $(127)      $106,352
                                                           ==================================================

(continued)

                SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:


                      Common Stock issued for debt, officer              $0          $392,192       $803,187
                                                   advances
                                                           ==================================================

                          Common Stock issued for licenses              $0                $0       $136,080
                                                           ==================================================

                          Common Stock issued for subsidiay              $0                $0$0   $2,286,576
                  acquistion-mineral properties & equipment
                                                           ==================================================

                 Common Stock issued for mineral properties              $0                $0     $1,198,075
                                                           ==================================================

                          Common Stock issued for equipment              $0                $0     $1,297,718
                                                           ==================================================

              Common Stock issued to acquire Xenolix Assets
     net of $25,000 expensed $1,162,792 Xenolix patents and
             technologies $109,978 capitalized as equipment              $0        $1,272,790     $1,272,790
                                                           ==================================================

               Equipment returned to satisfy debt, payables              $0            $1,272     $1,299,872
                                                           ==================================================

                                              INTEREST PAID              $0                $0        $68,851
                                                           ==================================================

                                          INCOME TAXES PAID              $0                $0         $4,078
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


The Company is in the business of exploring for precious metals, designing processes for extracting them from the earth. The Company's principal property consists of 58 placer association claims, covering more than 8,000 acres, at Franklin Lake, near Death Valley, California.


The Company is an exploration stage company as defined in Industry Guide 7 of Regulation S-K (Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations), in that it has no reserves.

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

(j)      Recent Accounting Pronouncements

   The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.

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

3.  IMPAIRED PATENTS AND INTELLECTUAL PROPERTY (RESTATEMENT)

In April of 2002, the Company entered into an agreement with Xenolix Technologies, Inc. (Xenolix) under which the Company acquired certain "technologies" including two U.S. patents for the recovery of precious metals from very low-grade ores as well as equipment with a value of $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company's common stock valued at $1,297,790 and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued and capitalized at $1,162,792. Immediately after the acquisition of these patents and technologies, it became apparent that the processes associated with these intangible assets had not been demonstrated to be viable. Management determined that these technologies and patents would not generate any cash flows in the future and therefore determined the value of the technologies and the related patents to be worthless.


In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company charged the purchase price of the patents and technologies in the amount of 1,162,792 to operations in 2002. Originally, in 2002, the company had not reflected the impairment of these purchased patents and technologies. The financial statements have been restated to correct this accounting error. The financial statements are being restated from the financial statements dated February 12, 2004 and April 7, 2004. The effects of the error corrections on net income and loss per share for the years ended October 31, 2003 and 2002 are stated below.


======================================================================================================================
                                                         Year ended October 31, 2003


                                  Originally       Restatetement        Restated        Restatement        Restated
                                  reported           adjustment            on            adjustment           on
                                  12-Feb-04              (1)            7-Apr-04             (2)           10-Aug-04
                               --------------      --------------    --------------    --------------    ------------


Total Assets                         259,516                   -           259,516                 -         259,516


Net loss                            (325,800)         (1,147,671)       (1,473,471)        1,123,690        (349,781)

Weighted average shares,
common stock outstanding           7,380,023           7,380,023         7,380,023         7,380,023       7,380,023

Loss per share                         (0.04)              (0.16)            (0.20)             0.15           (0.05)

                                                         Year ended October 31, 2002


                                 Originally        Restatement          Restated       Restatement         Restated
                                  reported          adjustment             on           adjustment            on
                                  20-Dec-02             (1)             7-Apr-04            (2)            10-Aug-04
                               --------------      --------------    --------------    --------------    ------------

Total Assets                       1,321,294          (1,123,690)          197,604                 -         197,604

Net loss                            (658,782)             40,101          (618,681)       (1,163,792)     (1,782,473)

Weighted average shares,
common stock outstanding           6,406,961           5,805,961         5,805,961         6,406,968       6,406,968

Loss per share                         (0.10)               0.01             (0.11)            (0.18)          (0.28)
---------------------------------------------------------------------------------------------------------------------
(1) The financial statements, as originally reported on February 12, 2004 and on
December 20, 2002, had reflected the cost of the purchased patents and technologies as long term assets. These assets were being amortized over the estimated useful lives of these assets. The financial statements were restated
on April 7, 2004 as management made a determination that these purchased patents and technologies were impaired and charged the unamortized portion of these assets to operations during the year ended October 31, 2004. The effect of the restatement adjustment on the net fixed assets, net loss and net loss per share is reflected in the table.

(2) The financial statements for the year ended October 31, 2003 and 2002, were restated again on August 10, 2004. This restatement adjustment was made to reflect the impairment of the purchased patents and technologies during the year ended October 31, 2002. The effect of the restatement adjustment on the net fixed assets, net loss and net loss per share is reflected in the table.
======================================================================================================================



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

                                                     2003                 2002
                                                ----------------     ---------------

Balances at beginning of year                    $        9,017       $     202,209

Management fees at $4,000 per month                      48,000              48,000

Corporate office rent, supplies, and
  overhead at $2,000 per month                           24,000              24,000

Test plant / exploration property rental
  at $1,250 per month                                    15,000               8,750

Expenses paid on behalf of the Company
   for consultants and advisors                               -              95,750
Other advances prior period                                   -              31,307
Advances to Company for operating
   Capital                                                  140              99,001
                                                ----------------     ---------------
   Total for fiscal year                                 87,140             306,808


2,000,000 shares valued at $.25 per share
   for above advances, services & rent                       -             (500,000)

                                                ----------------     ---------------
Balances owed to officer at end of year          $      96,157        $       9,017
                                                ================     ===============

                                                ----------------     ---------------
Legal fees to paid officer                       $      34,000        $      31,200
                                                ================     ===============

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

The Company has not yet finally determined the terms upon which a rescission offer might be made. Nor has the Company determined the exact number of shareholders that might be eligible for the offer, although it is of the opinion that the number will be small and that the eligible shareholders will not represent a significant number of shares subject to the offer. Accordingly, the Company has not set aside any cash reserve to purchase stock that may be tendered; however, if the Company's opinion proves wrong and a substantial number of shares were to be tendered, the rescission could have a material adverse effect on the Company's cash position and liquidity.

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


10.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management will continue to seek additional working capital through loans and/or additional sales of the Company's common stock until such time as the Company can produce and sell precious metals in a quantity that will make the Company profitable. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

11.  QUARTERLY INTERIM SUMMARY OF OPERATIONS

As discussed in Note 3 - Impaired Patents and Intellectual Property, the Company corrected an error in its method of accounting for the acquisition and expensing of certain assets. The Company prepared interim quarterly financial statements for the first three quarters of the fiscal year ending October 31, 2003 without showing the effects of this change in accounting method. The following sets forth the results of operations as originally reported and the "restated" results of operations for each of the three quarters of the fiscal year ending October 31, 2003.

                                                     Three Months Ended
                                                         31-Jan-03
                                               -------------------------------
                                                 Originally
                                                  Reported          Restated
                                               --------------    -------------

 Revenue                                        $         -       $         -
                                               --------------    -------------
                      Total Revenue                       -                 -

 Expenses:
     Mineral exploration costs                        41,702           41,702
     Depreciation/amortization expenses               29,137            9,615
     Interest expense                                      -                -
     General and administrative                       54,097           54,097
                                               --------------    -------------
  Total Expenses                                     124,936          105,414

  Net Loss                                        ($124,936)       ($105,414)
                                               ==============    =============
Weighted Average Shares
   Common Stock Outstanding                        9,212,630        9,212,630
                                               ==============    =============
Net Loss Per Common Share
   (Basic and Fully Diluted)                         ($0.01)          ($0.01)
                                               ==============    =============

                                                     Three Months Ended                  Six Months Ended
                                                         30-Apr-03                          30-Apr-03
                                               -------------------------------     -----------------------------
                                                Originally                         Originally
                                                 Reported          Restated         Reported         Restated
                                               --------------    -------------     ------------    -------------

 Revenues                                       $          -      $         -      $         -      $        -
                                               --------------    -------------     ------------    -------------
                   Total Revenue                $          -      $         -      $         -      $        -
 Expenses:
     Mineral exploration costs                        32,937           32,937           74,639           74,639
     Depreciation/amortization expenses               29,199            9,916           58,336           19,576
     Interest expense                                 -1,477           -1,477           -1,477           -1,477
     General and administrative                       54,417           54,417          108,514          108,514
                                               --------------    -------------     ------------    -------------

  Total Expenses                                     115,076           95,793          240,012          201,252

  Net Loss                                        ($115,076)        ($95,793)       ($240,012)       ($201,252)
                                               ==============    =============     ============    =============

Weighted Average Shares
   Common Stock Outstanding                        9,284,059        9,284,059        9,284,059        9,284,059
                                               ==============    =============     ============    =============
Net Loss Per Common Share
   (Basic and Fully Diluted)                         ($0.03)          ($0.03)          ($0.03)          ($0.03)
                                               ==============    =============     ============    =============



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

For the fiscal year ended October 31, 2002 the financial statements were audited by Randy R. Simpson, CPA, P.C. On March 31, 2004 Randy R. Simpson, CPA, P.C. resigned, and on April 1, 2004 Madsen and Associates, CPAs Inc. was appointed the Company's auditor for the fiscal years ended October 31, 2003 and October 31, 2004. Madsen & Associates CPAs, Inc. were also engaged to audit the restatement adjustments to the October 31, 2002 financial statements.

The report of Randy R. Simpson, CPA, P.C. for the fiscal year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion. The report did, however, contain a "significant uncertainty" as to the Company's ability to realize the values from its intellectual property assets due to recurring operating losses and the need to raise additional capital.

During the fiscal year ended October 31, 2002 and subsequent interim periods through the date of their resignation, there were no disagreements between us and Randy R. Simpson, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved, would have caused the auditors to include in their report a reference to the subject matter of such disagreement.

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


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


==========================================================================================
     NAME                     AGE                POSITION(S)               SERVICE BEGAN
------------------------------------------------------------------------------------------
Father Gregory Ofiesh         72     Director, President, Chief             March 2000
                                     Executive Officer and
                                     Acting Chief Financial Officer
------------------------- ---------- ----------------------------------- -----------------
Kamal Alawas                  52     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Robert Chatwin (1)            80     Director                               July 1998
------------------------- ---------- ----------------------------------- -----------------
Stanley Combs                 55     Director                               July 1998
------------------------- ---------- ----------------------------------- -----------------
Paul Kaser                    49     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Peter Boyle                   65     Vice President-Regulatory Affairs,     August 2000
                                    Secretary
==========================================================================================
Note: The full board acts as both the audit committee and the compensation committee.
(1) Service ended April 14, 2004.
==========================================================================================

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

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member of the A.I.A. He is the owner of Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From November 2000 to March 2002, he was the owner of Combs Architects. From May 2000 to November 2000, he served as Vice President-Design and Construction of Laundromax, a 45-unit chain of cleaner-laundromats. from June 1992 to May 2000 as Director of Construction for Claire's Stores, a retail chain of over 3,000 costume jewelry and clothing stores. Mr. Combs holds B.Arch. and B.S. degrees from Ball State University in Indiana.

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
================================================================================
* The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; the amounts can only be used to purchase shares of Company stock.
** As a director, Father Ofiesh received an option to purchase 25,000 shares of common stock. (See preceding paragraph.)
================================================================================

     No funds were set aside or accrued by the Company during fiscal year 2003 or 2002 to provide pension, retirement or similar benefits for directors or executive officers.

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

================================================================================
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
==============================================================================
* Less than 0.1%
(1) Fr. Ofiesh is President, CEO and a director. Ownership includes an option to purchase 25,000 shares of common stock
(2) Kamal Alawas is a director. Ownership includes an option to purchase 25,000 shares.
(3) Robert Chatwin was a Director through April 14, 2004. Ownership includes warrants to purchase 134,000 shares of common stock and an option to purchase 25,000 shares.
(4) Paul Kaser is a Director. Ownership includes an option to purchase 25,000 shares.
(5) Mr. Godde is an investor who does not hold a position of employment in the Company.
(6) Prudent Bear Fund is an investment company registered under the Investment Company Act of 1940, as amended.
(7) Issued in settlement of a contract dispute with Xenolix. Ownership includes warrants to purchase 600,000 shares.
================================================================================

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

Litigation

     On January 21, 1998, the Company had agreed to loan Jimmy John, former director, former chairman of the board, and former president of the Company, CDN$733,107 (US$467,780) to exercise existing warrants held by him for shares in the Company. The loan is now due but unpaid and Company has filed suit against Mr. John, and he has filed a counter-claim against the Company. See "Legal Proceedings."

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

Prior to the sale, the then president of the Company, Robert S. Gardner, reviewed the Company's financial situation, recent discussions by management and members of the board of directors with respect to the need to sell the property, and the proposed sale to Father Ofiesh. The board of directors determined that the proposed sale to Father Ofiesh was favorable to the company . and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

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

Office Space

     The Company's executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement with Fr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable only in shares of company stock; the space includes utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.

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

                                            FRANKLIN LAKE RESOURCES, INC.


Dated: January 19, 2005                     /s/ Father Gregory Ofiesh
                                            ----------------------------------
                                            President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Father Gregory Ofiesh     President, Chief Executive       January 19, 2005
--------------------------    Officer, Acting Chief
                              Financial Officer, Principal
                              Accounting Officer, Director

/s/ Kamal Alawas              Director                         January 19, 2005
-------------------------


/s/ Peter Boyle               Secretary                        January 19, 2005
-------------------------


/s/ Stan Combs                Director                         January 19, 2005
-------------------------


/s/ Paul Kaser                Director                         January 19, 2005
-------------------------