Form 10QSB/A
period 2004-07-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2005-01-19
CIK 879519

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of July 31, 2004: 10,683,975 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

NOTE: This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended July 31, 2004 is filed to reflect the restatement of the financial statements for quarterly period. These financial statements have been restated to correct an error regarding the impairment of long lived assets.



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

                                    FRANKLIN LAKE RESOURCES, INC.
                                    (An Exploration Stage Company)

                                Consolidated Statements of Operations
                                             (Unaudited)


                                                            (Restated)                         (Restated)    Cumulative from
                                          Three Months     Three Months      Nine Months      Nine Months   date of inception
                                              Ended            Ended            Ended            Ended       on May 23, 1986
                                          July 31, 2004    July 31, 2003    July 31, 2004    July 31, 2003   to July 31, 2004
                                        ---------------- ---------------- ---------------- ---------------- ------------------

Revenues                                 $            -   $            -   $            -   $            -   $              -
                                        ---------------- ---------------- ---------------- ---------------- ------------------
Total Revenue                                         -                -                -                -                  -
Expenses:
  Mineral exploration costs                      19,601           24,642           63,174           99,281         15,936,716
  Depreciation/amortization expenses              9,819            9,961           29,457           29,537          3,636,819
  General and administrative                     38,649           42,088          149,850          150,602         10,478,098
  Impairment of patents
      & intellectual property                         -                -                -                -          1,162,792
                                        ---------------- ---------------- ---------------- ---------------- ------------------

Total Expenses                                   68,069           76,691          242,481          279,420         31,214,425
                                        ---------------- ---------------- ---------------- ---------------- ------------------
Other Income:
  Interest income (expense)                           2              787             340             2,264              2,264
  Precious metal sales                                -                -               -                 -             26,112
                                        ---------------- ---------------- ---------------- ---------------- ------------------
      Total Other Income                              2              787             340             2,264             28,376

Net Loss                                        (68,067)         (75,904)        (242,141)        (277,156)       (31,186,049)
                                        ================ ================ ================ ================ ==================

Weighted Average Shares
                                        ---------------- ---------------- ---------------- ----------------
   Common Stock Outstanding                   9,494,407        8,819,776        9,494,407        8,082,402
                                        ================ ================ ================ ================
Net Loss Per Common Share
                                        ---------------- ---------------- ---------------- ----------------
   (Basic and Fully Diluted)                   $ (0.01)         $ (0.03)         $ (0.03)        $ (0.03)
                                        ================ ================ ================ ================


                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    (Restated)                       (Restated)    Cumulative from
                                                   Three Months    Three Months     Nine Months     Nine Months   date of inception
                                                       Ended           Ended           Ended           Ended       on May 23, 1986
                                                   July 31, 2004   July 31, 2003   July 31, 2004   July 31, 2003   to July 31, 2004
                                                  --------------- --------------- --------------- --------------- ------------------

Cash Flows used in Operating Activities:

     Net Loss                                     $      (68,067) $       (75,904)$     (242,141) $     (277,156)  $    (31,186,049)

Adjustments to reconcile net loss to
   net cash provided by operating activities

     Amortization / depreciation                           9,819           9,961          29,457          29,537          3,636,819

Proceeds-net book value of equipment, licenses,
properties sold/abandoned                                      -               -               -               -          2,621,265

Impairment of patents and intellectual property                -               -               -               -          1,162,792

Common Stock issued for compensation, rent,
    and expenses                                               -               -               -               -            578,823

Changes to Operating Assets and Liabilities:

    (Increase) in reclamation bonds outstanding                -               -               -               -            (19,866)
    (Increase) decrease in prepaid expenses
        and other                                            (22)              -             (68)              -               (370)
     Increase (decrease)  in accounts payable
         and accrued liabilities                          (4,714)         (9,346)        (10,054)        (16,190)             6,080
                                                  --------------- --------------- --------------- --------------- ------------------
         Cash Flows used in Operating Activities         (62,984)        (75,289)       (222,806)       (263,809)       (23,200,506)

Cash Flows from Investing Activities:

     Purchases of plant & equipment                           -                -               -          (1,678)          (869,836)

     Acquisition of mineral properties                        -                -               -               -         (2,152,077)
                                                  --------------- --------------- --------------- --------------- ------------------
         Total Cash Flows Provided by Investing
             Activities                                       -                -               -          (1,678)        (3,021,913)

Cash Flows from Financing Activities:

     Common stock issued for cash                        75,000                -          75,000         375,000         23,591,611
     Loan proceeds                                            -                -               -               -          2,202,407
     Advances (repayments) from
         officers/directors/affiliates                   (28,250)         18,150          65,250          54,150            453,600
                                                  --------------- --------------- --------------- --------------- ------------------
         Cash Flows from Financing Activities             46,750          18,150         140,250         429,150         26,247,618
                                                  --------------- --------------- --------------- --------------- ------------------
  Net Increase (Decrease) in Cash                        (16,234)        (57,139)        (82,556)        163,663             25,199

  Cash at Beginning of Period                            107,755         229,660         107,755           8,858                  -
                                                  --------------- --------------- --------------- --------------- ------------------
Cash at End of Period                             $       91,521  $      172,521  $       25,199  $      172,521   $         25,199
                                                  =============== =============== =============== =============== ==================
Supplemental Non-Cash Financing Activities:

   Common Stock issued for debt &
         officers advances                        $      125,157                   $      125,157




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



C.   RENTAL PAYMENTS - RESTATEMENT


The Company reported rental payments made to an officer of the Company as an expense in the first quarter of 2004. These rents should have been accrued and reported as an expense in their respective proper periods. The financial statements for the quarter ended January 31, 2004 have been restated to report the correct amount of rent expense in the first quarter of 2004. The results of the restatement on the statement of operations, and net loss per common share, are reported below:

                                               Originally
                                                Reported              Restated
                                           -----------------   --------------------

    Revenues                               $              -    $                 -

    Mineral Exploration Costs                        44,930                 18,703
    Depreciation                                      9,819                  9,819
    General and Administrative                       61,717                 54,428
                                           -----------------   --------------------
                    Total Operating Costs           116,466                 82,950

    Interest Income                                     150                    150
                                           -----------------   --------------------
                               Net (loss)         (111,466)               (82,800)

    Weighted Average Common
    Shares Outstanding                            8,682,402              9,035,508

    Net (loss) per share                            ($0.01)                ($0.01)

Item 2  -  Management's Discussion and Analysis or Plan of Operation

Plan of Operation


We plan to continue to work with outside parties in an attempt to extract precious metals from solutions, and then to make a final determination whether further expenditure is warranted. Accordingly, our outlays for direct exploration expenses should decrease in the fourth quarter, although our expenses for testing and similar services may increase correspondingly. We estimate that our current cash reserves may not be sufficient to cover our operating expenses throughout the fourth quarter, and so we will have to reduce our monthly expenses substantially and/or raise additional capital to continue operating throughout the period. We will not be able to continue operations beyond the fourth quarter (the end of the fiscal year), unless we are able to obtain additional financing. Although we have been seeking additional capital, we cannot be assured we will be able to raise it.


Item 3  -  Controls And Procedures

Evaluation of Disclosure Controls and Procedures


         Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of July 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.




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


                                            FRANKLIN LAKE RESOURCES INC.



January 19, 2005                            /s/ Fr. Gregory Ofiesh
------------------                          -----------------------------------
Dated                                       President, Acting Chief
                                            Financial Officer