Form 10KSB
period 2004-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2005-02-28
CIK 879519

38

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended October 31, 2004

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-21812


                          FRANKLIN LAKE RESOURCES INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  NEVADA                                    52-2352724
--------------------------------------------         ------------------------
(State or jurisdiction of incorporation or               (I.R.S. Employer
               organization)                            Identification No.)


  172 Starlite Street, South San Francisco, California 94080    (650) 588-0425
-------------------------------------------------------------------------------
           Address and telephone number of principal executive offices


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004:

         $ 798,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 2004:

          11,813,975

Item 1  -  DESCRIPTION OF BUSINESS

Background - Redomiciliation

     Franklin Lake Resources Inc. ("FKLR," "Franklin Lake," "we" or "us"), an exploration stage company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for the extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with our principal place of business in Vancouver. Although we had some business in Canada and at least one other country, our principal exploration operations have always been in the United States. Further, from approximately 1996 or perhaps earlier we believed that the large majority of our shareholders had been residents of the U.S. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. At a special meeting of shareholders on October 15, 2001, the shareholders approved the redomiciliation of the Company to the U.S. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR.

Redomiciliation; Rescission; Dissenters' Rights

     When we were a Canadian corporation, in matters concerning shareholder rights and actions we followed Canadian law. Accordingly, at the special meeting of shareholders referred to above, we offered shareholders "dissenters' rights," meaning the right of a shareholder who disapproves of the proposal to demand that we buy his or her shares at their fair value. The offer of dissenters' rights was contained in the Information Circular ("Circular," similar to a "proxy statement" under U.S. laws) distributed to shareholders prior to the meeting. None of our shareholders exercised this dissenters' right.

     In the redomiciliation transaction, we did not file a registration statement under the Securities Act of 1933 with respect to the shares of the new Nevada corporation that we exchanged for the shares in the Canada corporation, relying on the advice of our securities attorneys. Following our redomiciliation, we were advised that in fact the Nevada shares ought to have been registered prior to issue. Accordingly, we are considering filing a registration statement with respect to the Nevada shares and making an offer of rescission to certain persons who were beneficial owners of our shares on January 3, 2001, and meet certain other conditions. We cannot predict how many shares, if any, will be tendered under any rescission offer that may be made. However, if the number is substantial, the resulting payment obligation could have a material adverse effect on our liquidity and financial position.

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


Finances

     During our fiscal year ended October 31, 2004, we issued a total of 3,131,570 shares of our common stock, accompanied by warrants to purchase an additional 3,131,570 shares (2,001,570 of which had expired by the end of the fiscal year). We also cancelled 601,657 shares as part of the settlement of a dispute with Xenolix Technologies, Inc. (See "Item 6 - Management's Discussion and Analysis - Settlement with Xenolix") There was, therefore, a net increase of 2,529,913 shares. Of the total shares issued, 1,300,000 were issued for cash; 1,831,570 shares were issued for services and rent.

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

     In July 2003, we determined that, despite every effort, the patents and other technology did not work on our material and we cancelled the contract. We demanded that Xenolix return the shares and the warrants we issued to it. Xenolix refused to accept this cancellation and to return the shares and warrants. In January 2004, we entered into a settlement agreement with Xenolix. With neither party admitting wrongdoing or liability, we agreed that we would keep the two patents and other intellectual property, the equipment, and the processed material we received from Xenolix; Xenolix will return 601,657 shares of our stock (it retains 600,000 shares) and the two warrants, and we will issue a new warrant for 600,000 shares of our stock, exercisable at $0.30 per share, and expiring on June 30, 2004. (See Item 8, Management Discussion


Staffing

     As of October 31, 2004, besides its three executive officers, the Company employed two full-time employees and one part time employee, all in the United States. We believe that our relationship with our employees is good.

Regulation And Licensing

     As a publicly held corporation now domiciled in the U.S., we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2004, all such reports were filed as required.

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

     We have incurred net losses since our inception, with accumulated losses of $31,289,332 as of October 31, 2004, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we should be unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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


WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

     As of October 31, 2004, approximately 33,186,025 shares of our common stock were authorized but unissued and 3,053,572 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock. 5,000,000 shares of preferred stock are also authorized; these shares may be issued at any time and upon any terms deemed appropriate by the board of directors.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This annual report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements:

     o statements before, after or including the words "may," "could," "should," "believe," "expect," "future," "potential," "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

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

     A location map of the Franklin Lake property was filed with our second amended Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003, filed on EDGAR April 12, 2004, and is incorporated herein by reference.


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

     The summary further states:

            "Naxos first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between 1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin Lake."

     And, the summary concludes:

          "No further work or expenditures are recommended for the Franklin Lake property."


Exploration Difficulty and Change of Strategy

     When new management took office early in the year 2000, it was generally aware of the company's inability to meet its current obligations and its failure to find precious metals, but it was not aware of the poor reports it had received from engineering and assay firms. Recognizing the need for immediate action on both fronts, and in an attempt to gain the maximum benefit at the lowest cost, the new management decided that it would:

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

     During the fiscal year ended October 31, 2004 we reduced testing on the Franklin Lake silica material (see "Significant Trends" below), and we intend to continue at a low level during the current year. In September 2004, we entered into a strategic alliance agreement with MR3 Systems, a company which claimed expertise in the extraction, separation, recovery, and purification of precious and base metals from various solutions. Although it had no record of commercial success in the field, it had personnel with relevant training and experience and it had recently entered into a contract with an agency of the U.S. Government. In December 2004, we entered into a more specific metals extraction agreement (a copy of the contract is attached to this Report and identified as Exhibit 10.1), under which MR3 Systems would construct a turn-key processing system in our existing facility at Amargosa Valley, Nevada. That agreement, however, is subject to certain conditions, including MR3 being able to obtain satisfactory results on its tests on our material. Because of physical changes in its laboratory facilities, MR3 has been delayed in performing these tests and the prognosis for this arrangement, therefore, remains uncertain. Even if the test results are positive, other contingencies, including financing, could further delay or even halt the project. Nevertheless, management intends to pursue this effort diligently during the year. In any case, we also intend to look into the possibility of using our facility to do contract processing of material for other mining and exploration companies. We have been making incremental improvements to the equipment and the facility for several years and we believe there is a market for this service; we cannot predict whether we will be able to do it profitably.



The Farm

     The Farm is located in Amargosa, Nevada (approximately 7.5 miles from Franklin Lake) and is owned by Father Gregory Ofiesh, President and CEO of the Company. The portion used by the company covers 8 acres and contains a warehouse type building, two operations buildings (including laboratory and pilot plant equipment), a garage, an office, and two mobile homes used as living quarters for persons working at the site. Since his acquisition of the property and until April 1, 2002, Father Ofiesh had allowed the Company limited use, primarily for storage, without charge.

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

South San Francisco Office

     We use space in a building owned by our President for our executive and administrative offices in South San Francisco, California,(see "Item 12 - Certain Relationships and Related Transactions" below.)


ITEM 3  -  LEGAL PROCEEDINGS

     NONE


Item 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the most recent quarter.



                                     PART II

Item 5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of December 31, 2004 we had 11,813,975 shares of common stock outstanding. There were approximately 883 record owners and approximately 4,700 beneficial owners of our common shares. There are warrants outstanding to purchase an additional 1,201,429 shares, and options to purchase an additional 2,125,000 shares, at exercise prices ranging from $0.13 to $0.50.

     The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

         Period                         High           Low


Nov. 1, 2002 to Jan. 31, 2003           .60            .23
Feb. 1, 2003 to Apr. 30, 2003           .89            .30
May 1, 2003 to Jul. 31, 2003            .45            .35
Aug. 1, 2003 to Oct. 31, 2003           .48            .34


Nov. 1, 2003 to Jan. 31, 2004           .45            .15
Feb. 1, 2004 to Apr. 30, 2004           .16            .08
May 1, 2004 to Jul. 31, 2004            .18            .08
Aug. 1, 2004 to Oct. 31, 2004           .61            .10

Nov. 1, 2004 to Jan. 31, 2005           .35            .18



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

Father Ofiesh:

     a.   Is not subject to a section 3(a)(39) disqualification;

     b. Is not compensated directly or indirectly on the basis of transactions; and

     c.   Is not an associated person of any broker or dealer.

In each instance, Fr. Ofiesh's handling of the stock transactions was strictly incidental to his primary duties as CEO, and has not involved participation in more than a single offering in any 12-month period.

===============================================================================
                                                                    NUMBER OF
   DATE            CLASS                   AMOUNT        PRICE      PURCHASERS
------------------------------------------------------------------------------

July 14, 2004  Common, $0.001 par value   750,000        $0.10          2
               Common stock warrants      750,000(1)        --          2

July 14, 2004  Common, $0.001 par value   961,570(2)     $0.10          1
               Common stock warrants      961,570(1)        --          1

Oct 31, 2004   Common, $0.001 par value   550,000        $0.10          1
               Common stock warrants      550,000(1)        --          1

Oct 31, 2004   Common, $0.001 par value   580,000(2)     $0.10          1
               Common stock warrants      580,000(1)        --          1
-----------------------------------------------------------------------------
(1)      Exercisable at $0.10 per share
(2)      Issued in exchange for rent and services
===============================================================================


Item 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2004. The reader should note that our 2003 financial statements were restated to correct our accounting for the impairment of the assets acquired pursuant to our asset purchase agreement with Xenolix Technologies, Inc., entered into on April 9, 2002.

Introduction

     The Company is an exploratory stage mining company, that is, we have claims on land owned by the United States Government, but we have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the silica which has been the raw material on which our efforts have focused, but we have not been able to devise a process that will achieve our objectives. If we have not been successful by the end of the current fiscal year, ending October 31, 2005, it is likely that we will abandon our efforts with respect to this property. Whether we do that or not, we may explore other alternatives, including filing claims on other property, entering into contracts with other businesses whose resources may be helpful to us, or using our facility at the Farm to do processing for third parties. Regardless which situation develops, as stated elsewhere in this Report, there can be no assurance that we will be successful and that we will be able to continue in business.

Restatement of October 31, 2003 Financial Statements

     For the fiscal year ended October 31, 2003,financial statements contained in Item 7 of this Annual Report on Form 10-KSB have been restated to reflect corrections of errors because (a) we had not correctly complied with SFAS 121 in applying the impairment test to the patents and other intellectual property acquired from Xenolix Technologies in April of 2002, and (b) we had accrued certain monthly rental payments made to a related party in incorrect periods. There were also errors in the language of the opinion of our auditors, and the Notes to the financial statements that had incorrectly characterized the resolution of our dispute with Xenolix Technologies as a rescission of the agreement, rather than a settlement of a dispute. (See Item 7 - Financial Statements.)

Results Of Operations For Fiscal Year Ended October 31, 2004

     With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2004 was 2.4, compared with 6.7 as of October 31, 2003. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

     In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

     At October 31, 2004, we had working capital in the amount of $2,774 compared with $91,922 at October 31, 2003 (see "Plan of Operation for Fiscal Year 2004-2005," below).

     During fiscal year 2004, the Company incurred mineral exploration costs of $129,192 (including depreciation and amortization of $39,276) on our Franklin Lake properties. During fiscal year 2003, we incurred such costs of $181,823 (including depreciation and amortization of $38,599). We expect exploration costs to decrease over the next twelve months, as we reduce our expenses at Franklin Lake, unless we acquire a new exploration property. We do not have any present plans to make such an acquisition.

     Neither during the fiscal year ended October 31, 2004, nor during the fiscal year ended October 31, 2003, did we have any revenue from operations or any income from any other source. The operating loss for fiscal year 2004 was $345,424, or $0.04 per share, compared to an operating loss of $349,781, or $0.05 per share, for the year 2003. The weighted average number of shares in the per-share calculations was 9,844,866 in fiscal year 2004, and 7,380,023 in fiscal year 2003.

     As of October 31, 2004, the Company's cash balance was $4,368, compared to $107,755 on October 31, 2003. (Between the fiscal year end on October 31, 2004, and January 31, 2005, the company received $75,000 from the sale of its shares, all from the Company president.)

     To date, largely because we have engaged only in exploration and not in production, we have not suffered any losses or incurred any liabilities related to environmental issues. If and when we are able to begin production, which is highly uncertain, we will make an evaluation to determine whether cash reserves should be established or other steps taken to minimize possible adverse consequences due to environmental matters. Such evaluation will consider, among other factors, the land or other sources from which the raw materials are taken and the land upon which the processing is done, the nature of any chemicals used in the processing, and the nature, extent, and means of disposition of the residue from the processing.

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

Settlement of Dispute with Xenolix Technologies and Impairment of Intellectual Property Assets

     On January 28, 2004 we entered into an agreement to settle our dispute with Xenolix Technologies. Under the agreement, wherein neither party admitted wrongdoing or liability to the other, Franklin Lake retained title to the patents and other intellectual property, and gave Xenolix a warrant to purchase up to 600,000 shares of our common stock at $.30 per share through June 30, 2004. (The warrant expired without being exercised). Xenolix returned to us 601,657 shares of the common stock (retaining 600,000 shares), and returned the two warrants we issued to it in the acquisition.

     Our financial statements for the period ended October 31, 2003 were restated to reflect the results of our settlement agreement with Xenolix, showing a reduction in our assets and stockholders' equity of $1,123,690, and adjustments to the accumulated depreciation and amortization expense related to the intellectual property. (The settlement also required restatement of our 2002 results.) (See Note 3 to our Consolidated Financial Statements.)

Significant Trends

     During the fiscal year ending October 31, 2004 we continued to have unfavorable results testing the Franklin Lake silica at our Amargosa facility. Also during the prior year, current management became aware of the results of drilling and assaying work that had been done during the 1990s which had shown generally poor prospects for proving ore reserves at Franklin Lake. As a consequence, during that year and continuing into this year, we have elected to reduce exploration and testing activity relating to the Franklin Lake property. Meanwhile, we intend to examine other properties, and may lease or joint venture our Amargosa testing facility, although there is no assurance that we will succeed in either effort. We expect to continue to rely on occasional private investments to fund further operations, but they may become more difficult to obtain as more time passes without favorable testing results. (See "Historical Drilling and Assaying Results" under Item 2 - Description of Property, above, and see "Plan of Operation for Fiscal Year 2004-2005," below)

Plan Of Operation For Fiscal Year 2004-2005

     During the fiscal year ended October 31, 2004 we reduced testing on the Franklin Lake silica material (see Significant Trends above), and we intend to continue at a low level during the current year.

     At January 31, 2005, we had cash on hand of $29,926. We estimate that this amount will be sufficient to cover our operating expenses for February, March and perhaps into April. We will have to raise additional capital if we are to be able to continue operations at any level past that time. On September 14, 2004 we announced that Father Ofiesh, Company president, was then investing $50,000 and would guarantee investment of another $200,000 by January 31, 2005. By that date he had invested $120,000, but had not invested, or found others to invest, the remaining amount.

Item 7  -  FINANCIAL STATEMENTS



Franklin Lake Resources, Inc.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
South San Francisco, California


                Report of Independent Registered Accounting Firm

We have audited the accompanying consolidated balance sheets of Franklin Lake Resources, Inc. (An Exploration Stage Company) (Formerly Naxos Resources, Ltd.) as of October 31, 2004 and October 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002 and from the period from the date of inception on May 23, 1986 to October 31, 2002 were unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material aspects, the consolidated financial position of Franklin Lake Resources, Inc. as of October 31, 2004 and October 31, 2003, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that Franklin Lake Resources, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about it's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Madsen & Associates CPA's, Inc.
November 23, 2004
Salt Lake City, Utah

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet


                                                                  October 31,      October 31,
                        ASSETS                                       2004              2003
                                                               ---------------  ---------------
Current Assets:
     Cash                                                       $       4,368    $    4107,755
     Prepaids and other                                                   432              302
                                                               ---------------  ---------------
Total Current Assets                                                    4,800          108,057

Fixed Assets:
     Office furniture & equipment                                      30,101           30,101
     Plant equipment                                                  419,469          419,469
     Accumulated depreciation                                        (357,254)        (317,978)
                                                               ---------------  ---------------
Total Fixed Assets                                                     92,316          131,592

Other Assets:
     Reclamation bond- net of estimated reclamation costs              19,867           19,867

                                                               ---------------  ---------------
Total Assets                                                    $     116,983    $    259,5163
                                                               ===============  ===============

          LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Overdraft                                             $           -    $       1,403
     Accounts payable and accrued liabilities                           2,026           14,732
                                                               ---------------  ---------------
Total Current Liabilities                                               2,026           16,135

Long-Term Liabilities:
     Advances by director and officer payable in stock                      -           96,157
                                                               ---------------  ---------------
Total Long-Term Liabilities                                                 -           96,157
                                                               ---------------  ---------------
Total Liabilities                                                           -          112,292

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized
         5,000,000 shares; no preferred shares outstanding
     Common Stock, $.001 par value; authorized 45,000,000
         shares; 11,813,975 and 9,284,062 issued and
         outstanding at October 31, 2004 and 2003,
         respectively                                                  11,813            9,283

     Additional Paid-In Capital                                    31,392,476       31,081,849
     Accumulated Deficit                                          (31,289,332)     (30,943,908)
                                                               ---------------  ---------------
Total Stockholders' Equity                                            114,957          147,224
                                                                                ---------------
                                                               ---------------
Total Liabilities and Stockholders' Equity                      $     116,983    $     259,516
                                                               ===============  ===============


               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations



                                                                          Cumulative from
                                                                             Inception
                                                                         (May 23,1986) to
                                                                         October 31, 2002
                                                                           (Unaudited
                                                                            from date
                                             Year Ended    Year Ended     of Inception
                                             October 31,   October 31,  (May 23, 2986) to
                                                2004          2003      October 31, 2002)
                                            ------------  ------------  -----------------

Revenues                                    $         -   $         -   $              -
                                            ------------  ------------  -----------------
      Total Revenue                                   -             -                  -

Expenses:

     Mineral exploration costs                   89,916       143,224         15,963,458

     Depreciation/amortization expenses          39,276        38,599          3,646,638

     General and administrative                 216,232       167,958         10,542,556

     Impairment of patents & intellectual
        property                                      -             -          1,162,792
                                            ------------  ------------  -----------------
      Total Expenses                            345,424       349,781         31,315,444

                                            ------------  ------------  -----------------

Other Income:
    Precious metal sales                              -             -             26,211
                                            ------------  ------------  -----------------

      Net Loss                                 (345,424)     (349,781)       (31,289,332)
                                            ============  ============  =================

Weighted Average Shares
   Common Stock Outstanding                   9,844,866     7,380,023
                                            ============  ============
Net Loss Per Common Share
   (Basic and Fully Diluted)                $     (0.04)  $     (0.05)
                                            ============  ============




               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2004
                      (Unaudited through October 31, 2000)
                                   (Restated)

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


               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
             From Inception (May 23, 1986) through October 31, 2004
                      (Unaudited through October 31, 2000)
                                   (Restated)

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

                                                     Common         Common
                                                      Stock         Stock         Paid-In      Accumulated      Total
                                                     Shares         Amount        Capital        Deficit        Equity
                                                -------------  -------------  -------------  -------------  -------------
(continued)


March 15, 2002; common stock issued
 for compensation, rent expenses and
 cash advances valued at $.25 per share            2,000,000   $      2,000   $    498,000    $        --    $   500,000

March 23,  2002; common stock issued
 for cash at $.25 per share                          400,000            400         99,600             --        100,000

March 25, 2002; common stock
 for payables at  $ .64 per share                      2,000              2          1,270             --          1,272

April 8, 2002; common stock issued in
 connection with Xenolix Asset Acquisition;
 valued at $1.08 per share                         1,201,657          1,201      1,296,589             --      1,297,790

April 8, 2002; common stock issued in
 connection with Lounsbury claims consolidation
 valued at $.63 per share                            102,500            102         64,473             --         64,575

September 9, 2002; common stock issued
 for cash at $.25 per share                           80,000             80         19,920             --         20,000

Net Loss for the year ended October 31, 2002              --             --             --     (1,782,473)    (1,782,473)

November 1, 2002, common stock issued
for cash at $ .35 per share                          857,143            857        299,143             --        300,000

January 22, 2003 exercise of warrants
at $.25 per share                                    200,000            200         49,800             --         50,000

March 26, 2003 common stock issued
for cash at $.35 per share                            71,429             71         24,929             --         25,000

Net Loss for the year ended October 31, 2003              --             --             --       (349,781)      (349,781)

Cancellation of common stock to Xenetix             (601,657)          (602)           602              -              -

July 20, 2004 common stock issued for cash
at $.10 per share                                    250,000            250         24,750              -              -

July 20, 2004 common stock issued for
compensation, rent and cash advance                1,751,570          1,752        173,405              -        175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance
at $.10 per share                                  1,130,000          1,130         11,870              -              -

Net (loss) for year                                        -              -              -       (345,424)      (345,424)
                                                -------------  -------------  -------------  -------------  -------------

Balances at October 31, 2004                    $ 11,813,975   $     11,813   $ 31,392,476   $(31,289,332)  $   (114,957)
                                                -------------  -------------  -------------  -------------  -------------




               See accompanying notes to the financial statements

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Cumulative from
                                                                                                       (May 23, 1986) to
                                                                                                        October 31, 2004
                                                                                                           (Unaudited
                                                                                                          from date of
                                                                       Year Ended       Year Ended      Inception (May 23,
                                                                      October 31,       October 31,    1986) to October 31,
                                                                          2004             2003                2002
                                                                     -------------   ---------------   -------------------
Cash Flows used in Operating Activities:
Net Loss                                                                $(345,424)       $ (349,781)        $ (31,289,332)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
     Amortization / depreciation                                           39,276            38,599             3,644,638
     Proceeds - Net book value of equipment ,licenses,
        properties sold / abandoned                                             -                 -             2,621,265
     Impairment of patents & Intellectual property                              -                 -             1,162,792
     Common stock issued for compensation, rent and expenses               87,000                 -               665,823

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses                                  (130)               64                  (432)
    (Increase) refund of reclamation bonds outstanding                          -                 -               (19,867)
    Increase ( decrease)  in accounts payable and accrued liabilities     (14,109)          (50,448)                2,026
                                                                     -------------   ---------------   -------------------
Net cash used in operations                                              (233,387)         (361,566)          (23,211,087)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                                             -            (1,677)             (869,836)
     Acquisition of mineral properties                                          -                 -            (2,152,077)
                                                                     -------------   ---------------   -------------------
  Total Cash Flows Provided by Investing Activities                             -            (1,677)           (3,021,913)

Cash Flows from Financing Activities:
     Common stock issued for cash                                          25,000           375,000            23,541,611
     Loan proceeds                                                              -                 -             2,202,407
     Advances (repayments) from  officers/directors/affiliates            105,000            87,140               493,350
                                                                     -------------   ---------------   -------------------
  Cash Flows from Financing Activities                                    130,000           462,140            26,237,368

                                                                     -------------   ---------------   -------------------
Net Increase (Decrease) in Cash                                          (103,387)           98,897                 4,368

Cash at Beginning of Period                                               107,755             8,858                     -
                                                                     -------------   ---------------   -------------------
Cash at End of Period                                                     $ 4,368         $ 107,755               $ 4,368
                                                                     =============   ===============   ===================

Supplemental Non-Cash Financing Activities:

     Common Stock issued for debt/officer advances                      $ 201,157         $ 392,192             $ 803,187
     Common Stock issued for licenses                                           -                 -               136,080
     Common Stock issued for subsidiary
        acquisition-mineral properties & equipment                              -                 -             2,286,576
     Common Stock issued for mineral properties                                 -                 -             1,198,075
     Common Stock issued for equipment                                          -                 -             1,297,718
     Common Stock issued to acquire Xenolix assets
        net of $25,000 expensed $1,162,792 Xenolix patents and
        technologies $109,978 capitalized as equipment                          -         1,272,790             1,272,790
     Cancellation of shares issued to Xenolix                                 602                 -                     -
     Equipment returned to satisfy debt, payables                               -             1,272             1,299,872
     Interest Paid                                                              -                 -                68,851
     Income Taxes Paid                                                          -                 -                 4,078



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          FRANKLIN LAKE RESOURCES, INC.
                        (Formerly Naxos Resources, Ltd.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2004

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

The Company is in the business of exploring for precious metals, preparing processes for extracting them from the earth, and, if warranted, developing sites for larger scale testing and possible development. The Company's principal property consists of 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley, California.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation and Accounting Methods

     These consolidated financial statements include the accounts of Naxos Resources Ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for fiscal years ended October 31, 2004, and October 31, 2003. The Company recognizes income and expense based on the accrual method of accounting.

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

     (h)  Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On October 31, 2004 and 2003, the Company had net operating losses to be carried forward in the amounts of $31,289,332 and $30,943,908, respectively. The tax benefits of approximately $3,082,000 at October 31, 2004 and $2,947,250 at October 31, 2003 have been fully offset by a valuation reserve because the user of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2005 through 2024.

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

3.  IMPAIRED PATENTS AND INTELLECTUAL PROPERTY

In April of 2002, the Company entered into an agreement with Xenolix Technologies, Inc. (Xenolix) under which the Company acquired certain "technologies" including two U.S. patents related thereto for the recovery of precious metals from very low-grade ores as well as tangible equipment with a fair market value of $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company's common stock valued at $1,297,790 and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued and capitalized at $1,162,792. Immediately after the acquisition of these patents and technologies, it became apparent that the processes associated with these intangible assets had not been demonstrated and were not viable. Management determined that these technologies and patents would not generate any cash flows in the future and therefore determined the value of the technologies and the related patents to be worthless.

In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company charged the purchase price of the patents and technologies in the amount of 1,162,792 to operations for the year ended October 31, 2002.

Originally, in 2002, the company had not reflected the impairment of these purchased patents and technologies. The financial statements have been restated to correct this accounting error. The effects of this error correction on net income and loss per share for the years ended October 31, 2003 and 2002 are stated below.

                                                              Year ended October 31, 2003
                                                              ---------------------------

                                                 Originally
                                                  reported             Restated on         Restated on
                                              February 12, 2004       April 7, 2004      August 10, 2004
                                              -----------------     ------------------   -----------------

                  Net loss                     $      (325,800)      $     (1,473,471)    $      (349,781)

                  Weighted average
                  Shares, common
                  Stock outstanding                  7,380,023              7,380,023           7,380,023


                  Loss per share               $         (0.04)      $          (0.20)    $         (0.05)




                                                              Year ended October 31, 2002
                                                              ---------------------------


                  Net loss                    $       (658,782)      $       (619,681)    $    (1,782,473)

                  Weighted average
                  Shares, common
                  Stock outstanding                  6,406,961              5,805,961           6,406,968


                  Loss per share              $          (0.10)      $          (0.11)    $         (0.28)


During 2002 and 2003, Management continued to attempt to apply and develop these patents and technologies with no success. In 2003, the Company notified Xenolix that in the opinion of the Company's Management, the technologies and patents purchased in 2002 were worthless and that Xenolix should return the 1,201,657 shares and the two warrants that the Company had issued in April of 2002.

In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets) the Company charged the purchase price of the patents and technologies in the amount of 1,162,792 to operations for the fiscal year ended October 31, 2002.

On January 28, 2004, the Company entered into an agreement to settle its dispute with Xenolix. Under the agreement, the Company retained ownership of the materials, patents, equipment and intellectual property, and issued Xenolix a warrant to purchase up to 600,000 shares of the Company's stock at $.30 per share through June 30, 2004. Xenolix returned to the Company 601,657 shares of the common stock issued in the original agreement and returned the two warrants. Xenolix retained 600,000 shares of the Company's stock.

4.  COMMON STOCK

The Company is thinly capitalized. The trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 250,000 shares at $.10 per share in one transaction during the fiscal year ended October 31, 2004. The Company also issued 2,881,510 shares to an officer/shareholder of the Company at $.10 per share for compensation, rent and cash advances paid to the company. The Company issued shares for cash in three transactions in fiscal year-end October 31, 2003. Two of the transactions were at $.35 per share, and the other was at $.25 per share (exercise of a warrant). During 2003, a total of 1,128,572 shares were issued, all for cash in the total amount of $375,000.

5.  RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space (including supplies and overhead), and use of land and buildings for its new testing and production facility, from its president, as summarized in the table. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash. The details of these transactions are outlined below.

                                                              2004                 2003
                                                        ---------------     ---------------

            Balances at beginning of year                $      96,157       $       9,017


            Management fees at $4,000 per month                 48,000              48,000

            Corporate office rent, supplies, and
              overhead at $2,000 per month                      24,000              24,000

            Test plant / exploration property rental
              at $1,250 per month                               15,000              15,000

            Advances to company for operating
               Capital                                         105,000                 140
                                                        ---------------     ---------------
                    Total for fiscal year                      288,157              87,140

            2,881,570 shares valued at $.10 per share
               for above advances, services & rent            (288,157)                  -
                                                        ---------------     ---------------

            Balances owed to officer at end of year      $           -       $      96,157
                                                        ===============     ===============

            Legal fees to paid officer                   $      30,500       $      34,000
                                                        ===============     ===============

6.  STOCK OPTIONS & WARRANTS

The Company granted directors and certain employees' stock options to purchase shares of the Company's common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

                      STOCK OPTIONS:

                                                                                      Average
                                                                   Number of          Exercise
                                                                    Shares             Price
                                                                -------------     -------------

                      Balances outstanding; October 31, 2003         125,000        $     0.37

                      Awarded                                      2,000,000              0.13

                      Expired                                              -                 -
                                                                -------------     -------------

                      Balances outstanding; October 31, 2004       2,125,000        $     0.15
                                                                =============     =============



                                                            Number            Average
                                                         Outstanding &      Contractual        Exercise
                                                           Issuable             Life             Price
                                                        --------------    --------------    --------------
                Exercise Prices:

                $.37 on October 22, 2005                      125,000              2.00              0.37
                $.13 on March 4, 2007                       2,000,000              3.00              0.13
                                                        --------------     -------------    --------------
                          Totals and averages               2,125,000              2.94              0.15
                                                        ==============    ==============    ==============



                                                              Number of
                                                           Shares Subject          Exercise         Expiration
                                                          to Stock Options          Price              Date
                                                          ----------------     ---------------    ----------------
                Current and former directors                      125,000      $       0.37           22-Oct-05
                                                                               ---------------
                Officers                                        2,000,000              0.13           04-Mar-07
                                                          ------------------   ---------------
                           Total                                2,125,000


                WARRANTS:
                                                              Number of            Exercise        Expiration
                                                               Shares               Price             Date
                                                          ------------------    ---------------    -----------
                Balances outstanding; October 31, 2003              857,143           $   0.50      30-Nov-04
                                                                     71,429               0.50      31-Mar-05
                                                          ------------------    ---------------    -----------
                Total at October 31, 2003                           928,572

                Issued- July 12, 2004                             2,001,570               0.10      31-Oct-04

                Issued- October 29, 2004                          1,130,000               0.10      29-Oct-06

                Expired- October 31, 2004                        (2,001,570)              0.10      31-Oct-04

                Balances outstanding; October 31, 2004              857,143               0.50      30-Nov-04

                                                                     71,429               0.50      31-Mar-05

                                                                  1,130,000               0.10      29-Oct-06
                                                          ------------------    ---------------    -----------
                Total at October 31, 2004                         2,058,572
                                                          ==================



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


8.  GOING CONCERN

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



Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A  -  CONTROLS AND PROCEDURES

     Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.


Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

==========================================================================================
     NAME                     AGE                POSITION(S)               SERVICE BEGAN
------------------------------------------------------------------------------------------
Father Gregory Ofiesh         73     Director, President, Chief             March 2000
                                     Executive Officer and
                                     Acting Chief Financial Officer
------------------------- ---------- ----------------------------------- -----------------
Kamal Alawas                  53     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Stanley Combs                 56     Director                               July 1998
------------------------- ---------- ----------------------------------- -----------------
Paul Kaser                    50     Director                               January 2002
------------------------- ---------- ----------------------------------- -----------------
Peter Boyle                   66     Vice President-Regulatory Affairs,     August 2000
                                     Secretary
==========================================================================================

Note: The full board acts as the audit committee, the compensation committee and the governance committee.


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

KAMAL ALAWAS, director, resident of Washington, is president of Sidon International Resources Corp., an exploratory stage mining company with interests in Canada, and a director of International Star Inc. (OTC: ILST), an exploratory stage mining company based in Nevada with operations in Arizona. In addition, for the past five years he has worked about 20 to 25 hours per week as a consultant in mineral exploration and development, mining, and management. Previously, he was associated with other mining companies and involved with private investments.

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

ROGER GRAHAM, vice president - operations, is a resident of California. He has been employed by the company since January 2001. He began as a technical and laboratory assistant, working with company scientists and outside scientific consultants, and over the years he steadily assumed increasing duties and responsibilities. He was appointed vice president - operations in October 2004. Prior to joining the company, Mr. Graham was a building, equipment, and mechanical supervisor at a commercial bakery.



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

Compliance With Section 16(A) Of The Exchange Act

     Our chief executive officer, Father Gregory Ofiesh, our secretary, Peter Boyle, and four of our directors, , Stan Combs, Kamal Alawas and Paul Kaser, each failed to timely file Form 5 for the fiscal year ended October 31, 2003. We are informed each individual is aware of the oversight and expects to file his report shortly.

Item 10  -  EXECUTIVE COMPENSATION

Summary Compensation Table

     The Company does not currently have any formal plan or standard arrangement for compensating its directors for their services as directors, other than the occasional granting of stock options. In October 2002, the board of directors awarded each director a three-year option to purchase 25,000 shares of company stock at $0.37 per share, the then current market price.

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years, and whose position or level of compensation requires reporting.

================================================================================
                                                                      LONG-TERM
                                              ANNUAL COMPENSATION   COMPENSATION
                                           ----------------------- -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($)  OPTIONS (#)
------------------------------ ----------- ------------ ---------- -------------
                                  2004        $48,000*        $0           0
Father Gregory Ofiesh          ----------- ------------ ---------- -------------
President, CEO, Director          2003        $48,000*        $0           0
--------------------------------------------------------------------------------
* The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; the amounts can only be used to purchase shares of Company stock.
================================================================================


     No funds were set aside or accrued by the Company during fiscal year 2004 or 2003 to provide pension, retirement or similar benefits for directors or executive officers.

Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.


================================================================================
TITLE OF                                                               PERCENT
 CLASS             PERSONS OR GROUP                    SHARES OWNED   OF CLASS
------------------------------------------------------------------------------
Common            Father Gregory Ofiesh                6,336,570(1)      41.9
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Kamal Alawas                            25,000(2)       0.2
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Stan Combs                              31,250(3)       0.2
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Paul Kaser                             392,000(4)       2.6
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Peter Boyle                          1,005,000(5)       6.6
                  172 Starlite Street
                  So. San Francisco, CA 94080
----------------- ------------------------------------------------------------
Common            Roger Graham                         1,000,000(6)       6.6
                  172 Starlite St.
                  So. San Francisco, CA 94080
----------------- ----------------------------------- ------------- ----------
Common            Forrest Godde                          818,142(7)       5.4
                  P.O. Box 1152
                  Lancaster, CA 93584-1152
----------------- ----------------------------------- ------------- ----------
Common            Prudent Bear Fund                      857,143(8)       5.7
                  8140 Walnut Hill Lane
                  Suite 300
                  Dallas, TX  75231
----------------- ----------------------------------- ------------- ----------
Common            Pershing Resources Company, Inc.       600,000(9)       4.0
                  (formerly Xenolx Technologies, Inc.)
                  701 N. Green Valley Parkway #200
                  Henderson, NV  89074
----------------- ----------------------------------- ------------- ----------
Common            Officers and Directors as a Group   11,065,105         58.1
------------------------------------------------------------------------------
(1) Fr. Ofiesh is President, CEO and a director. Ownership includes an option to purchase 25,000 shares of common stock and a warrant to purchase 1,130,000 shares.
(2) Mr. Alawas is a director. Ownership includes an option to purchase 25,000 shares.
(3) Mr. Combs is a director. Ownership includes an option to purchase 25,000 shares.
(4) Mr. Kaser is a Director. Ownership includes an option to purchase 25,000 shares.
(5) Mr. Boyle is an officer. Ownership includes an option to purchase 1,000,000 shares.
(6) Mr. Graham is an officer. Ownership includes an option to purchase 1,000,000 shares.
(7) Mr. Godde is an investor who is neither a director, an officer, nor an employee of the Company.
(8) Prudent Bear Fund is an investment advisor registered under the Investment Company Act of 1940, as amended.
(9)  Issued in settlement of a contract dispute between Company and stockholder.
================================================================================


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


                 Stock Options Outstanding - Directors/Officers

                              As Of January 1, 2005

         ===================================================================
         Expiration Date          Exercise Price     Number of Common Shares
         -------------------------------------------------------------------
         October 22, 2005             $0.37             100,000 (directors)
         March 4, 2007                $0.13           2,000,000 (officers)
         -------------------------------------------------------------------
                                     Total            2,100,000
         ===================================================================


Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease of the Farm

     From his purchase of the Farm in 2000 until March 31, 2002, Father Ofiesh allowed the Company to use the Farm, primarily for storage, without charge. In early 2002, during our negotiations to purchase equipment from Xenolix Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to lease the Farm property from Father Ofiesh, on the following principal terms:

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

Exhibits

     The following exhibits are incorporated into this Form 10-KSB Annual
Report:

        Exhibit No.           Description
      -----------       ---------------------------

           3.1           Articles of Incorporation*
           3.2           Bylaws*
           3.3           Articles of Domestication*
          10.1           Material Contract
           31            Section 302 Certification
           32            Section 906 Certification
     ---------------------
     * previously filed with the Company's Form 10-KSB for the year ended October 31, 2001, filed on EDGAR February 4, 2002 and incorporated herein by reference.


Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the year ended October 31, 2004.

         Date                 Item(s)
         ----                ---------

       02-06-04                9
       04-12-04                4, 7
       04-15-04                7, 9
       04-23-04                7, 9
       09-14-05                7, 9
       09-14-05                7, 9



Item 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal year ended ctober 31, 2004. We paid fees to our accountants as indicated in the following table:

                                               Year Ended
                                            October 31, 2004
                                            ----------------

    Audit and Quarterly Review Fees          $       11,195
    Audit-related Fees                                    0
    Tax Fees                                              0
    All Other Fees                                        0
                                            ================
                      Total Fees             $       11,195





                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN LAKE RESOURCES, INC.


Dated: February 28, 2005                    /s/ Father Gregory Ofiesh
                                            ----------------------------------
                                            President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Father Gregory Ofiesh     President, Chief Executive       February 28, 2005
--------------------------    Officer, Acting Chief
                              Financial Officer, Principal
                              Accounting Officer, Director

/s/ Kamal Alawas              Director                         February 28, 2005
-------------------------


/s/ Peter Boyle               Secretary                        February 28, 2005
-------------------------


/s/ Stan Combs                Director                         February 28, 2005
-------------------------


/s/ Paul Kaser                Director                         February 28, 2005
-------------------------