Form 10KSB/A
period 2004-10-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2005-03-07
CIK 879519

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                                Amendment No. 1


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004:

         $ 798,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 2004:

          11,813,975

NOTE: This first amendment to our Annual Report on Form 10-KSB for the year ended October 31, 2004 is filed solely to add Exhibit 10.1 - Material Contract, which was omitted from the original filing.


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

                                            FRANKLIN LAKE RESOURCES, INC.


Dated: March 4, 2005                        /s/ Father Gregory Ofiesh
                                            ----------------------------------
                                            President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Father Gregory Ofiesh     President, Chief Executive       March 4, 2005
--------------------------    Officer, Acting Chief
                              Financial Officer, Principal
                              Accounting Officer, Director

/s/ Kamal Alawas              Director                         March 4, 2005
-------------------------


/s/ Peter Boyle               Secretary                        March 4, 2005
-------------------------


/s/ Stan Combs                Director                         March 4, 2005
-------------------------


/s/ Paul Kaser                Director                         March 4, 2005
-------------------------