Form 10QSB
period 2005-01-31
FRANKLIN LAKE RESOURCES INC  /NV
filed 2005-04-08
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
          |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 31, 2005

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

     Issued and outstanding as of February 1, 2005: 12,782,475 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  |X|

                         PART 1 - FINANCIAL INFORMATION

Item 1  -  Financial Statements

     The unaudited financial statements of Franklin Lake Resources Inc., a Nevada corporation ("Company"), as of and for the period ended January 31, 2005, follow. In the opinion of management, the financial statements fairly present the financial condition of the Company. These interim financial statements should be read in conjunction with our audited restated financial statements for the fiscal year ended October 31, 2004.

                      FRANKLIN LAKE RESOURCES, INC.
                     (An Exploration Stage Company)

                       Consolidated Balance Sheet
                               (Unaudited)

                                                                   January 31,       October 31,
                            ASSETS                                     2005              2004
                                                                 ----------------- -----------------
Current Assets:
     Cash                                                         $        29,926   $         4,368
     Prepaids and other                                                       494               432
                                                                 ----------------- -----------------
Total Current Assets                                                       30,420             4,800

Fixed Assets:
     Office furniture & equipment                                          30,101            30,101
     Plant equipment                                                      422,113           419,469
     Accumulated depreciation                                            (367,073)         (357,254)
                                                                 ----------------- -----------------
Total Fixed Assets                                                         85,141            92,316

Other Assets:
     Reclamation bond- net of estimated reclamation costs                  19,867            19,867

Total Assets                                                      $       135,428    $      116,983
                                                                 ================= =================

              LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                               2,353             2,026
                                                                 ----------------- -----------------
Total Current Liabilities                                                   2,353             2,026

Total Liabilities                                                           2,353             2,026

Stockholders' Equity:
     Preferred Stock, $.001 par value; authorized 5,000,000 shares;
         no preferred shares outstanding                                        -
     Common Stock, $.001 par value; authorized 45,000,000 shares;          11,910            11,813
         12,781,475 issued and outstanding at January 31, 2005;
         11,813,975 issued and outstanding at October 31, 2004
     Additional Paid-In Capital                                        31,489,129        31,392,476
     Accumulated Deficit                                              (31,367,964)      (31,289,332)
                                                                 ----------------- -----------------
Total Stockholders' Equity                                                133,075           114,957

                                                                 ----------------- -----------------
Total Liabilities and Stockholders' Equity                        $       135,428   $       116,983
                                                                 ================= =================

               See accompanying notes to the financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                     Cumulative
                                                                                    From Date of
                                                                   (Restated)       Inception on
                                               Quarter Ended      Quarter Ended     May 23, 1986
                                                January 31,        January 31,     to January 31,
                                                   2005               2004              2005
                                              ----------------   ---------------- ------------------

Revenues                                       $            -     $            -   $              -
                                              ----------------   ---------------- ------------------
Total Revenue                                               -                  -                  -
Expenses:
     Mineral exploration costs                         15,627             18,703         15,979,085
     Depreciation/amortization expenses                 9,819              9,819          3,656,457
     General and administrative                        53,186             54,428         10,595,742
     Impairment of patents and
     Intellectual property                                                                1,162,792
                                              ----------------   ---------------- ------------------
                                                            -                                     -
Total Expenses                                         78,632             82,950         31,394,076

                                              ----------------   ---------------- ------------------

Other Income:
     Precious Metal Sales                                   -                  -             26,111
                                              ----------------   ---------------- ------------------

Net Loss                                       $      (78,632)    $      (82,950)  $    (31,367,965)
                                              ================   ================ ==================

Weighted Average Shares
                                              ----------------   ----------------
   Common Stock Outstanding                        12,297,725          9,083,508
                                              ================   ================
Net Loss Per Common Share
                                              ----------------   ----------------
   (Basic and Fully Diluted)                          $ (0.01)           $ (0.01)
                                              ================   ================



                 See accompanying notes to financial statements.

                          FRANKLIN LAKE RESOURCES, INC.
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Cumulative
                                                                                            From Date of
                                                                            (Restated)      Inception on
                                                          Quarter Ended    Quarter Ended   May 23, 1986 to
                                                           January 31,       January 31,     January 31
                                                               2005             2004            2005
                                                          --------------   --------------  ---------------
Cash Flows used in Operating Activities:
Net Loss                                                      $ (78,632)       $ (82,800)    $(31,367,964)

Adjustments to reconcile net loss to net
  cash provided by operations
     Amortization / depreciation                                  9,819            9,819        3,656,457
 Proceeds- net book value of equipment licenses,
 properties sold/ abandoned                                                                     2,621,265
Impairment of patents and intellectual property                                                 1,162,792
Common stock issued for compensation, rent and expenses          21,750                           687,573
                                                          --------------   --------------  ---------------
Net Cash used in Operations                                     (47,063)         (72,981)     (23,239,877)

Changes to Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses and other               (62)               -             (494)
    Increase (refund) of reclamation bond outstanding                                             (19,867)
    Increase ( decrease)  in accounts payable
      and accrued liabilities                                       327          (12,216)           2,353
                                                          --------------  ---------------  ---------------
  Cash Flows used in Operating Activities                       (46,798)         (85,197)     (23,257,885)

Cash Flows from Investing Activities:
     Purchases of plant & equipment                              (2,644)               -         (872,480)
     Acquisition of mineral properties                                -                -       (2,152,077)
                                                          --------------   --------------  ---------------
  Total Cash Flows Provided by Investing Activities              (2,644)               -       (3,024,557)

Cash Flows from Financing Activities:
     Common stock issued for cash                                75,000                -       23,616,611
     Loan proceeds                                                    -                -        2,202,407
     Advances (repayments) from
        officers/directors/affiliates                                 -           21,750          493,350
                                                          --------------   --------------  ---------------
  Cash Flows from Financing Activities                           75,000           21,750       26,312,368

                                                          --------------   --------------  ---------------
  Net Increase (Decrease) in Cash                                25,558          (63,447)          29,926

  Cash at Beginning of Period                                     4,368          107,755                -

                                                          --------------   --------------  ---------------
Cash at End of Period                                          $ 29,926         $ 44,308         $ 29,926
                                                          ==============   ==============  ===============


                 See accompanying notes to financial statements.

                            FRANKLIN RESOURCES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2005

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources, Inc. and Subsidiaries (the Company) for the three months ended January 31, 2005 and 2004are not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of January 31, 2005 and the results of operations and cash flows for the three months ended January 31, 2005 and 2004.

The results of operations for the three months ended January 31, 2005 and 2004 are not necessarily indicative of the results for a full year period.



B.  SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended January 31, 2005 and January 31, 2004.

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


C. RENTAL PAYMENTS - RESTATEMENT

The Company reported rental payments made to an officer of the Company as an expense in the first quarter of 2004. These rents should have been accrued and reported as an expense in the proper period. The financial statements for the quarter ended January 31, 2004 have been restated to report the correct amount of rent expense in the first quarter of 2004. The results of the restatement on the statement of operations, and net loss per common share are illustrated below:

                               Three Months Ended
                                January 31, 2004

                                            Originally
                                            Reported          Restated
                                         ------------      -------------

Revenues                                  $        -       $          -

Mineral exploration costs                     44,930             18,703
Depreciation                                   9,819              9,819
General and administrative                    61,717             54,428
                                         ------------      -------------
         Total operating costs               116,467             82,950

Interest income                                  150                150
                                         ------------      -------------
         Net (loss)                         (116,317)           (82,800)
                                            ---------      -------------

Weighted average common
Shares outstanding                          8,682,402         9,035,508

Net loss per share                            ($0.01)           ($0.01)

Item 2  -  Management's Discussion and Analysis or Plan of Operation

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

Subsequent Event -- Since January 31, 2005, Father Ofiesh has advanced another $50,000 to the company. Based on recent activities, this amount will allow us to continue operations through April and into May.


Item 3  -  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs' management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                 FRANKLIN LAKE RESOURCES INC.



April 8, 2005                    /s/ Fr. Gregory Ofiesh
------------------               --------------------------------------------
Dated                            President, Acting Chief Financial Officer