Form 10QSB
period 2005-04-30
FRANKLIN LAKE RESOURCES INC /NV
filed 2005-06-21
CIK 879519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number: 000-21812

Franklin Lake Resources Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	52-2352724
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

172 Starlite Street
So. San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-0425
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 13,248,975 shares issued and outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN LAKE RESOURCES INC. (An Exploration Stage Company) Consolidated Balance Sheet (Unaudited)

	April 30	October 31,
ASSETS	2005	2004
Current Assets:
Cash	$ 7,170	$ 4,368
Prepaids and other	568	432
Total Current Assets	7,738	4,800

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	422,113	419,469
Accumulated depreciation	(376,892)	(357,254)
Total Fixed Assets	75,322	92,316

Other Assets:
Reclamation bond - net of estimated reclamation costs	19,867	19,867
Impaired patents & intellectual property - net	-

Total Assets	$ 102,927	$ 116,983

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	5,985	2,026
Total Current Liabilities	5,985	2,026

Total Liabilities	5,985	2,026

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-
Common Stock, $.001 par value; authorized 45,000,000 shares;	13,249	11,813
13,248,975 issued and outstanding at April 30, 2005;
11,813,975 issued and outstanding at October 31, 2004
Additional Paid-In Capital	31,534,541	31,392,476
Accumulated Deficit	(31,450,848)	(31,289,332)
Total Stockholders' Equity	96,942	114,957

Total Liabilities and Stockholders' Equity	$ 102,927	$ 116,983

FRANKLIN LAKE RESOURCES INC. (An Exploration Stage Company) Consolidated Statements of Operations (Unaudited)
					Cumulative
					From Date of
					Inception on
	Three Months	Three Months	Six Months	Six Months	May 23, 1986
	Ended	Ended	Ended	Ended	to April 30,
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004	2005

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
Expenses:
Mineral exploration costs	55,675	24,870	71,302	43,573	16,034,760
Depreciation/amortization expenses	9,819	9,819	19,638	19,638	3,666,275
General and administrative	17,390	56,773	70,576	111,201	10,613,132
Impairment of patents and	-				1,162,792
Intellectual property	-				-

Total Expenses	82,884	91,462	161,516	174,412	31,476,959

Other Income:
Interest Income		188		388
Precious Metal Sales	-	-	-	-	26,111

Net Loss	(82,884)	(91,274)	(161,516)	(174,024)	(31,450,848)

Weighted Average Shares
Common Stock Outstanding	13,020,642	8,992,167	12,659,183	8,899,623
Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited)
					Cumulative
	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004	From date of inception on May 23, 1986 to April 30, 2004
Cash Flows used in Operating Activities:
Net Loss	$ (82,884)	$ (91,274)	$ (161,516)	$ (174,074)	$(31,450,848)

Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	9,819	9,819	19,638	19,638	3,666,276
Proceeds- net book value of equipment licenses,
properties sold/ abandoned					2,621,265
Impairment of patents and intellectual property					1,162,792
Common stock issued for compensation, rent and expenses	21,750		43,500	-	709,323

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	(74)	(46)	(135)	(46)	(568)
Increase (refund) of reclamation bond outstanding			-		(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	3,632	6,876	3,959	(5,340)	5,985
Cash Flows used in Operating Activities	(47,757)	(74,625)	(94,554)	(159,822)	(23,305,642)

Cash Flows from Investing Activities:
Purchases of plant & equipment	-	-	(2,644)	-	(872,480)
Acquisition of mineral properties	-	-	-	-	(2,152,077)
Total Cash Flows Provided by Investing Activities	-	-	(2,644)	-	(3,024,557)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	-	100,000	-	23,641,611
Loan proceeds	-	-	-	-	2,202,408
Advances (repayments) from officers/directors/affiliates	-	71,750	-	93,500	493,350
Cash Flows from Financing Activities	25,000	71,750	100,000	93,500	26,337,369

Net Increase (Decrease) in Cash	(22,757)	(2,875)	2,802	(66,322)	7,170

Cash at Beginning of Period	29,927	44,308	4,368	107,755	-

Cash at End of Period	$ 7,170	$ 41,433	$ 7,170	$ 41,433	$ 7,170

FRANKLIN RESOURCES INC.

AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

April 30, 2005

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources Inc. and Subsidiaries (the Company) for the three months and the six months ended April 30, 2005 and 2004 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of April 30, 2005 and the results of operations and cash flows for the three months and six months ended April 30, 2005 and 2004.

The results of operations for the three months and six months ended April 30, 2005 and 2004 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

(a)

Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended April 30, 2005 and April 30, 2004.

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

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company’s BLM properties.  The Company does not believe that it is obligated for significant environmental, rehabilitation or restoration expenses for the mining operations it has conducted to date.  The Company believes that its cash deposits could be totally refunded without significant additional expenditures to restore its mining properties.

(d)

Loss Per Share

Loss per share is based on the weighted average number of shares outstanding during the period.  The Company adopted SFAS No. 128, “Earnings Per Share.”

(e)

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income.  Such amounts are immaterial and have not been reported separately.  The Company had no other forms of comprehensive income since inception.

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

Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes”.  The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

In estimating future tax consequences, all expected future events, other than enactment of changes in the tax laws or rates, are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

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

Plan of Operation

During the fiscal year ended October 31, 2004, we curtailed testing of the Franklin Lake material. Although we continue such testing, we have limited our independent consultants to one firm, Arrakis, Inc., of Englewood, CO.  We have received results of preliminary and Phase 1 testing (which we are still verifying), but which we believe will be sufficiently positive to justify proceeding with Phase 2 testing.  If so, Phase 2 will include preparation of engineering plans for integrating equipment from MR3 Systems, Inc. (with whom we are working on extracting precious metals from the playa) with our own equipment at our Amargosa production facility (formerly referred to as the Farm), and it will include assistance with preparation of applications for necessary EPA and other environmental permits to begin production.  MR3 Systems has agreed to be responsible for the cost of Phase 2, estimated at not more than $25,000.  We estimate that Phase 2 will be completed by August 1, 2005.  We do not yet have an estimate of the time that will be required to complete the permit applications or for the time that the applicable government agencies will require to process them, nor do we know what conditions, if any, they may impose on our proposed operations.

Item 3  -  Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

As of the end of the period covered by this report, an evaluation was made by our chief executive officer, who is also our acting chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our chief executive officer, in that capacity and in his capacity as acting chief financial officer, concluded that these disclosure controls and procedures were effective as of that time.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II  -  OTHER INFORMATION

Item 1  -  Legal Proceedings

We are not aware of any current or threatened legal proceedings disclosable under this item.

Item 2  -  Changes in Securities

None

Item 3  -  Defaults upon Senior Securities

None

Item 4  -  Submission of Matters to a vote of Security Holders

None

Item 5  -  Other Information

None

Item 6  -  Exhibits and Reports on Form 8-K

Exhibits:

                        No.            Description

                        31              Certification of CEO / Acting CFO

                        32              Certification of CEO / Acting CFO

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                      FRANKLIN LAKE RESOURCES INC.

Dated:  June 21, 2005                                    By       /s/  Father Gregory Ofiesh

                                                                       Father Gregory Ofiesh

                                                                       Its President and

                                                                       Acting Chief Financial Officer