Form 10QSB
period 2005-07-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2005-09-19
CIK 879519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-21812

Franklin Lake Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2352724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

172 Starlite Street So. San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 588-0425
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,966,475 as of July 31, 2005

Franklin Lake Resources Inc.

(An Exploration Stage Company)

Table of Contents

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on November 15, 2004.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
(Unaudited)

	July 31,	October 31,
ASSETS	2005	2004
Current Assets:
Cash	$ 7,966	$ 4,368
Prepaids and other	598	432
Total Current Assets	8,564	4,800

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	429,712	419,469
Accumulated depreciation	(387,011)	(357,254)
Total Fixed Assets	72,802	92,316

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Impaired patents & intellectual property - net	-

Total Assets	$ 101,233	$116,983

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	8,163	2,026
Total Current Liabilities	8,163	2,026

Total Liabilities	8,163	2,026

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-
Common Stock, $.001 par value; authorized 45,000,000 shares;	13,967	11,813
13,966,475 issued and outstanding at July 31, 2005;
11,813,975 issued and outstanding at October 31, 2004
Additional Paid-In Capital	31,605,573	31,392,476
Accumulated Deficit	(31,526,470)	(31,289,332)
Total Stockholders' Equity	93,070	114,957

Total Liabilities and Stockholders' Equity	$ 101,233	$ 116,983

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					From Date of
					Inception on
	Three Months	Three Months	Nine Months	Nine Moths	May 23, 1986
	Ended	Ended	Ended	Ended	to July 31,
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	2005

Revenues	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
Expenses:
Mineral exploration costs	30,243	19,601	101,545	63,174	16,065,003
Depreciation/amortization expenses	10,119	9,819	29,757	29,457	3,676,394
General and administrative	40,502	38,649	111,078	149,850	10,653,634
Impairment of patents and	-	-	-		1,162,792
Intellectual property	-	-	-		-
	-		-		-
Total Expenses	80,864	68,069	242,380	242,481	31,557,823

Other Income:
Miscellaneous Income	5,242	-	5,242		5,242
Interest Income	-	2		340
Precious Metal Sales	-	-	-	-	26,111

Net Loss	(75,622)	(68,067)	(237,138)	(242,141)	(31,526,470)

Weighted Average Shares
Common Stock Outstanding	13,487,542	9,494,407	13,176,275	9,494,407
Net Loss Per Common Share
(Basic and Fully Diluted)	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
					Cumulative
	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004	From date of inception on May 23, 1986 to July 31, 2005
Cash Flows used in Operating Activities:
Net Loss	$ (75,622)	$ (68,067)	$(237,138)	$ (242,141)	$(31,526,470)

Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	10,119	9,819	29,757	29,457	3,676,394
Proceeds- net book value of equipment licenses,
properties sold/ abandoned					2,621,265
Impairment of patents and intellectual property					1,162,792
Common stock issued for compensation, rent and expenses	21,750		65,250	-	731,073

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	(30)	(22)	(166)	(68)	(598)
Increase (refund) of reclamation bond outstanding			-		(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	2,178	(4,714)	6,138	(10,054)	8,164
Cash Flows used in Operating Activities	(41,605)	(62,984)	(136,159)	(222,806)	(23,347,247)

Cash Flows from Investing Activities:
Purchases of plant & equipment	(7,599)	-	(10,243)	-	(880,079)
Acquisition of mineral properties	-	-	-	-	(2,152,077)
Total Cash Flows Provided by Investing Activities	(7,599)	-	(10,243)	-	(3,032,156)

Cash Flows from Financing Activities:
Common stock issued for cash	50,000	75,000	150,000	75,000	23,691,611
Loan proceeds	-	-	-	-	2,202,408
Advances (repayments) from officers/directors/affiliates	-	(28,250)	-	65,250	493,350
Cash Flows from Financing Activities	50,000	46,750	150,000	140,250	26,387,369

Net Increase (Decrease) in Cash	796	(16,234)	3,598	(82,556)	7,966

Cash at Beginning of Period	7,170	41,433	4,368	107,755	-

Cash at End of Period	$ 7,966	$ 25,199	$ 7,966	$ 25,199	$ 7,966

FRANKLIN RESOURCES, INC.

AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

July 31, 2005

A.  BASIS OF PRESENTATION

The Interim financial statements of Franklin Lake Resources, Inc. and Subsidiaries (the Company) for the three months and the nine months ended July 31, 2005 and 2004 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of July 31, 2005 and the results of operations and cash flows for the three months and nine months ended July 31, 2005 and 2004.

The results of operations for the three months and nine months ended July 31, 2005 and 2004 are not necessarily indicative of the results for a full year period.

B.  SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of Consolidation

These consolidated financial statements include the accounts of Naxos Resources ltd., Franklin Lake Resources Inc., and Naxos Resources (U.S.A.), Ltd., for period ended July 31, 2005 and July 31, 2004.

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

Item 2  -  Management's Discussion and Analysis of Operations

Plan of Operation

We are continuing to work with Arrakis, Inc., a testing and consulting firm in Englewood, Colorado.  Roger Graham, vice president - operations of the company, has spent several weeks at its facility (and expects to continue) working directly with its staff to make sure they have correct and complete information on our situation and to develop an understanding of their techniques, technology, and processes.  We received the final report on its Phase 1 testing plan.  We believe this final report supports the preliminary report referred to in our Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 2005, and supports our decision to proceed with Phase 2.  In addition to further testing, this will include preparation of engineering plans for integrating equipment from MR3 Systems, Inc. (with whom we are working on extracting precious metals from the playa) with our own equipment at our Amargosa production facility.  Depending on the results of the final testing, it may provide one or more alternative plans for such operations.  Phase 2 also includes assistance with preparation of applications for necessary EPA and other environmental permits to begin production on a pilot plant basis.  Although we had expected to receive the final testing results of Phase 2 by September 8, 2005, since the end of the period covered by this report, we have been informed by Arrakis that it was not able to meet that deadline and that it now expects to have the report by September 22, 2005.  We do not yet have an estimate of the time that will be required to complete the permit applications or of the time government agencies will require to process them, nor do we know what conditions, if any, they may impose on our proposed operations.

Item 3  -  Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

As of the end of the period covered by this report, an evaluation was made by our chief executive officer, who is also our acting chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 ("Act")).  Based on that evaluation, our chief executive officer, in that capacity and in his capacity as acting chief financial officer, concluded that these disclosure controls and procedures were effective as of that time.  In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f), under the Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our  internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II

Item 4 - Submission of Matters to a Vote of Security Holders

Stockholders holding a majority of the outstanding shares of the Company's voting stock took the following actions, effective ____________, 2005, by written consent without a meeting:

M1  - They reelected the following persons as directors of the Company, for a term of one year and until their successors are chosen:  Father Gregory Ofiesh, Kamal Alawas, Stanley Combs, Paul Kaser, and William C. Tao, Ph.D.; and

M2  - They ratified the selection of Madsen & Associates CPAs, Inc., as auditor of the Company's financial statements for the current fiscal year, ending October 31, 2005.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No.                                    Description

--------------            ------------------------------------------------------------------------------------------------

      31                        Rule 13a-14(a)/15d-14(a) Certifications

      32                        Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

-----------------------------------------------------------------------------------------------------------------------

FORMS 8-K FILED DURING PERIOD COVERED BY REPORT

Filing Date            Subject

--------------            ------------------------------------------------------------------------------------------------

06-16-05                 Election of new director, setting of annual meeting date and location (Press Release

                                No. 2005-02)

06-28-05               Gold yield from concentration of playa material (Press Release No. 2005-03)

07-12-05                Notice of annual meeting

-----------------------------------------------------------------------------------------------------------------------

FORMS 8-K FILED SUBSEQUENT TO PERIOD COVERED BY REPORT

-----------------------------------------------------------------------------------------------------------------------

08-08-05                Information presented at annual meeting

08-10-05                MR3 Systems, Inc., agrees to finance completion of pilot plant at Amargosa facility and larger plant (Press Release No. 2005-04)

-----------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin Lake Resources Inc.
(Registrant)

Signature	Title	Date

/s/ Fr. Gregory Ofiesh	President and	September 16, 2005
Fr. Gregory Ofiesh	Chief Executive Officer