Form 10KSB
period 2005-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2006-01-30
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21812

FRANKLIN LAKE RESOURCES INC.
(Name of small business issuer in its charter)

NEVADA	52-2352724
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

172 Starlite Street, South San Francisco, California 94080	(650) 588-0425
Address and telephone number of principal executive offices

N/A
Former issuer name, if changed from last report

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

☒ Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

☐ Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $4,585

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005:

$ 821,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 2005:

14,803,975

ITEM 1 - DESCRIPTION OF BUSINESS

Background - Redomiciliation

Franklin Lake Resources Inc. ("FKLR," "Franklin Lake,"Company" "we" or "us"), an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR.

Exploration Stage Company

We are a company in the "exploration stage", as the term is defined in the SEC's Industry Guide No. 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include "all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the production stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations. Recently, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that in general, junior resource companies such as Franklin Lake have a difficult time raising capital. If we are unable to secure adequate capital to continue our exploration efforts, shareholders may lose some or all of the value of their common stock.

Finances

During our fiscal year ended October 31, 2005, we issued a total of 2,990,000 shares of our common stock. Of the total shares issued, 2,120,000 were issued for cash; 870,000 shares were issued for services and rent. Each share was accompanied by a warrant to purchase one additional share.

Purchase of Equipment and Processes from Xenolix

On April 9, 2002, we purchased certain assets from Xenolix Technologies,Inc., an Arizona-based exploration company that had recently suspended operations. We purchased several items of equipment used in the handling and processing of mineralized material, with a value of $110,000, and concentrates having a value of approximately $25,000. We also acquired two patents (and other related items) on mineral recovery processes, which we expected would be applicable to the mineralized material on our properties. We were also informed that such processes would apply to "fly ash," a residue from burning coal. As consideration for the tangible and intangible assets transferred to us, we issued 1,201,657 shares of our common stock and two warrants, each to purchase an additional 1,201,657 shares of our common stock at a price of $1.08 per share.

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

As of October 31, 2005, besides its three executive officers, the Company employed two full-time employees and one part time employee, all in the United States. We believe that our relationship with our employees is good.

Regulation And Licensing

As a publicly held corporation, we are required to file SEC reports in addition to other federal and state government reports. Principal among these reports are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; for 2005, all such reports were filed as required.

Our exploration activities are subject to various laws and regulations governing prospecting, taxes, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environment, protection of endangered and protected species, toxic substances and other matters. We may in the future be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazardous substances. Further amendments to current laws and regulations governing operations and activities of companies involved in mineral exploration are actively considered from time to time and could have a material adverse impact on us.

We do not believe we qualify as a solid waste generator under the Resource Conservation and Recovery Act ("RCRA" -- formerly the Hazardous Waste Disposal Act), due to the small quantities of corrosive materials we handle. However, should we begin mining operations as we hope to do, we may incur material costs in disposing of generated waste under that Act.

The state of Nevada imposes a number of regulations on mining companies, and other producers of hazardous waste and environmental pollutants. We are advised by our environmental management consultants that our current level of operations does not invoke any state compliance issues beyond the need to submit plans of our test facility and proposed operations to the State Division of Environmental Protection for review. We do not expect to incur a material expense in complying with state requirements, unless or until we advance to the development or production stage.

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

We have incurred net losses since our inception, with accumulated losses of $31,614,077 as of October 31, 2005, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

As of October 31, 2005, approximately 30,196,025 shares of our common stock were authorized but unissued and 2,000,000 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock. 5,000,000 shares of preferred stock are also authorized; these shares may be issued at any time and upon any terms deemed appropriate by the board of directors.

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

▪
statements before, after or including the words "may," "could," "should," "believe," "expect," "future," "potential," "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

▪	other statements about matters that are not historical facts.

We may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. You should not put undue reliance on these forward-looking statements, which speak only as of the date of this annual report. In particular, as an exploration stage company our future is highly uncertain.

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

Franklin Lake Site

Franklin Lake is a dry lake in Inyo County, California. The lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration efforts. Most of the land in the area, and all of the land on which the our current claims are located, is owned by the U.S. Government and managed by the Bureau of Land Management ("BLM"). In our annual report for Fiscal Year Ended October 31, 2000, we reported ownership of 408 placer claims, covering approximately 8,000 acres. The claims entitle us, subject to restrictions (including a requirement that we apply to various federal and state authorities for permission to undertake most of the specific activities that will be necessary for us to accomplish our purposes), to explore for precious metals and other minerals, and to extract them if we determine it would be feasible to do so. During the following year, we abandoned the 408 claims and, in association with seven other persons, immediately restaked substantially the area as covered by the 408 claims as 58 placer association claims. Such a claim may be owned by up to eight persons (including corporations) and may cover as much as 160 acres (placer claims, such as our original claims, are limited to 20 acres each), but the annual maintenance fee ($125 per claim for 2006) is the same for each type; thus, the restaking considerably reduced our annual claim costs. The owners of the placer association claims, each having a one-eighth interest in each claim, are: the company itself, three independent parties, two employees of the company, a former employee, and a son of the president of the company. The company has options to buy the interests of the other parties for one dollar per claim per person.

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

Exploration Difficulty and Change of Strategy

When new management took office early in the year 2000, it was generally aware of the company's inability to meet its current obligations and its failure to find precious metals, but it was not aware of the poor reports it had received from engineering and assay firms. Recognizing the need for immediate action on both fronts, and in an attempt to gain the maximum benefit at the lowest cost, the new management decided that it would:

▪	conduct all future exploration and sampling on the site internally;

▪	limit the use of outside laboratories;

▪	minimize the use of outside consultants; and

▪	make a new determination of the areas of the property to explore and the sampling to be done,

Despite concentrated effort, we have been unsuccessful in achieving satisfactory assays on the silica material from our Franklin Lake property.

During the fiscal year ended October 31, 2004, and October 31, 2005, we reduced testing on the Franklin Lake silica material (see “Significant Trends” below). In 2004, we discussed a strategic alliance agreement with MR3 Systems, a company which claimed expertise in the extraction, separation, recovery, and purification of precious and base metals from various solutions. Although it had a limited record of commercial success in the field, it had personnel with relevant training and experience and it had recently entered into a contract with an agency of the U.S. Government which, we believed, added substantially to its credibility. On November 30, 2004, we entered into a metals extraction agreement under which MR3 Systems would construct a turn-key processing system in our existing facility at Amargosa Valley, Nevada. Subsequent to the end of the fiscal year, we sent a notice to MR3 that we were terminating the agreement effective immediately for its failure to meet its obligations. As of January 20, 2006, we had not received any notice from MR3 that it disagrees with any of the facts or conclusions stated in our notice.

During 2005, we also began to look into the possibility of using our facility to do contract processing of material for other mining and exploration companies, referred to as a toll station. We have been making incremental improvements to the equipment and the facility for several years and we believe there is a market for this service. We obtained one contract for this service and received $4,585 for our work, but we cannot predict whether we will be able to continue to provide the service and to do so profitably.

The Amargosa Facility

The Amargosa facility, formerly referred to as the Farm, is located in Amargosa Valley, Nevada (approximately 7.5 miles from Franklin Lake) and is owned by Father Gregory Ofiesh, President and CEO of the Company. The portion used by the company covers 8 acres and contains a warehouse type building, two operations buildings (including laboratory and pilot plant equipment), a garage, an office, and two mobile homes used as living quarters for persons working at the site. Until April 1, 2002, Father Ofiesh had allowed the Company limited use, primarily for storage, without charge. In the spring of 2002, in view of the expiration of the lease of our primary laboratory and pilot plant at Death Valley Junction and the acquisition of plant equipment from Xenolix, we determined that our equipment should be combined into one facility, and further determined that the Amargosa Facility would be an excellent location. (See "Item 12 - Certain Relationships and Related Transactions" below.)

We moved the equipment from Death Valley Junction and that acquired from Xenolix (located in Winslow, Arizona) to the facility and assembled it, along with the equipment already there, into a single processing facility. We believe that the plant we have assembled will allow us to process several tons of material a day.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of December 31, 2005 we had 14,803,975 shares of common stock outstanding. There were approximately 820 record owners and approximately 2,960 beneficial owners of our common shares. There were options outstanding to purchase an additional 2,000,000 shares, at an exercise price of $0.13 per share and warrants to purchase 2,990,000 shares at $0.10 per share.

The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

Period	High	Low

Nov. 1, 2003 to Jan. 31, 2004	.45	.15
Feb. 1, 2004 to Apr. 30, 2004	.16	.08
May 1, 2004 to Jul. 31, 2004	.18	.08
Aug. 1, 2004 to Oct. 31, 2004	.61	.10

Nov. 1, 2004 to Jan. 31, 2005	.35	.18
Feb. 1, 2005 to Apr. 30, 2005	.27	.16
May 1, 2005 to Jul. 31, 2005	.80	.16
Aug. 1, 2005 to Oct. 31 2005	.80	.35

Nov. 1, 2005 to Jan. 20, 2006	.40	.18

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

======================================================================================
				NUMBER OF
DATE	CLASS	AMOUNT	PRICE	PURCHASERS
---------------------------------------------------------------------------------------------------------------------------------------------------

Jan 31, 2005	Common, $0.001 par value	750,000	$0.10	1
	Common stock warrants	750,000(1)	--	1

Jan 31, 2005	Common, $0.001 par value	217,500(2)	0.10	1
	Common stock warrants	217,500(1)	--	1

Apr 30, 2005	Common, $0.001 par value	250,000	0.10	1
	Common stock warrants	250,000(1)	--	1

Apr 30, 2005	Common, $0.001 par value	217,500(2)	0.10	1
	Common stock warrants	217,500(1)	--	1

Jul 31, 2005	Common, $0.001 par value	500,000	0.10	1
	Common stock warrants	500,000(1)	--	1

Jul 31, 2005	Common, $0.001 par value	217,500(2)	0.10	1
	Common stock warrants	217,500(1)	--	1

Oct 31, 2005	Common, $0.001 par value	620,000	0.10	1
	Common stock warrants	620,000(1)	--	1

Oct 31, 2005	Common, $0.001 par value	217,500(2)	0.10	1
	Common stock warrants	217,500(1)	--	1
---------------------------------------------------------------------------------------------------------------------------------------------------
(1) Exercisable at $0.10 per share
(2) Issued in exchange for rent and services
======================================================================================

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2005.

Introduction

The Company is an exploratory stage mining company, that is, we have claims on land owned by the United States Government, but we have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the silica which has been the raw material on which our efforts have focused, but we have not been able to devise a process that will achieve our objectives. In our Report for fiscal year ended October 31, 2004, we said that if we were not successful by the end of the fiscal year, ending October 31, 2005, it is likely that we would abandon our efforts with respect to this property. Whether we would do that or not, we may explore other alternatives, including filing claims on other property, entering into contracts with other businesses whose resources may be helpful to us, or using the Amargosa facility to do processing for third parties. Regardless which situation develops, as stated elsewhere in this Report, there can be no assurance that we will be successful and that we will be able to continue in business.

Results Of Operations For Fiscal Year Ended October 31, 2005

With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2005 was 1.9, compared with 2.4 as of October 31, 2004. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At October 31, 2005, we had working capital in the amount of $6,662 compared with $2,774 at October 31, 2004 (see “Plan of Operation for Fiscal Year 2005-2006,” below).

During fiscal year 2005, the Company incurred mineral exploration costs of $192,823 (including depreciation and amortization of $39,876) on our Franklin Lake properties. During fiscal year 2004, we incurred such costs of $129,192 (including depreciation and amortization of $39,276). We expect exploration costs to increase over the next twelve months, as we increase our expenses at Franklin Lake and the Amargosa facility in a further effort to extract precious metals from the playa,

During the fiscal year ended October 31, 2005, the Company had revenue from operations of $4,585. This came from operating the Amargosa facility as a toll station, processing material for other parties (See Plan of Operation for Fiscal Years 2005 - 2006.) During the fiscal year ended October 31, 2004, we did not have any revenue from operations , nor did we have any such income at any other time since the inception of the Company

The operating loss for fiscal year 2005 was $320,160, or $0.03 per share, compared to an operating loss of $345,424, or $0.04 per share, for the year 2004. The weighted average number of shares in the per-share calculations was 12,980,000 in fiscal year 2005, and 9,845,000 in fiscal year 2004.

As of October 31, 2005, the Company's cash balance was $8,652, compared to $4,368 on October 31, 2004. (Between the fiscal year end on October 31, 2005, and January 20, 2006, the company received $60,200 from the sale of its shares, all from the Company president.)

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

Significant Trends

During the fiscal year ending October 31, 2004 we continued to have unfavorable results testing the Franklin Lake silica at our Amargosa facility. Also during the prior year, current management became aware of the results of drilling and assaying work that had been done during the 1990s which had shown generally poor prospects for proving ore reserves at Franklin Lake. As a consequence, we elected to reduce exploration and testing activity relating to the Franklin Lake property.

On November 30, 2004, we entered into an Extraction Agreement with MR3 Systems, Inc., in which the two intended to work together in extracting gold and other precious metals from the playa. Unfortunately, MR3 did not meet its obligations and, on November 21, 2005, we sent MR3 notice of termination of the agreement.

Plan Of Operation For Fiscal Year 2004-2005

During the fiscal year ended October 31, 2005, the Company began working with Arrakis, Inc., a mining engineering firm in Englewood, Colorado. Arrakis is assisting us in completing the Amargosa facility so that it will be able to operate a pilot plant and process material from the playa. We are, however, continuing to search for another party or parties which will have financial resources or other assets, technology, and personnel complementary to ours, with which we can joint venture in order to increase our chances of being able to find and extract precious metals from the playa. There are, however, financial, technical, and other obstacles and there is no assurance that we will be successful.

At January 20, 2006, we had cash on hand of $9,274. Father Ofiesh, the Company president, in a News Release issued November 21, 2005, said that he personally would invest up to $250,000 in the Company to complete the pilot plant - including ordinary operating expenses during that period of time. As of January 20, 2006, he had provided $77,200 of that amount and reiterated his intention to continue his investments. If Father Ofiesh does not continue to make such investments, if such amount is not sufficient to complete the pilot plant, if other investors are not found to provide funds to complete the pilot plant, or if other investors are not found to provide funds to continue operations after the pilot plant is completed, the Company may not be able to continue in business.

Item 7 - FINANCIAL STATEMENTS

Franklin Lake Resources, Inc.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
South San Francisco, California

Report of Independent Registered Accounting Firm

We have audited the accompanying balance sheets of Franklin Lake Resources, Inc. (An Exploration Stage Company) (Formerly Naxos Resources, Ltd.) as of October 31, 2005 and October 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002 and from the period from the date of inception on May 23, 1986 to October 31, 2002 were unaudited.

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

In our opinion, these consolidated financial statements present fairly, in all material aspects, the financial position of Franklin Lake Resources, Inc. as of October 31, 2005 and October 31, 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Franklin Lake Resources, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Madsen & Associates CPA’s, Inc.
January 25, 2006
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	October 31,	October 31,
ASSETS	2005	2004
Current Assets:
Cash	$8,652	$4,368
Prepaids and other	598	432
Total Current Assets	9,250	4,800

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	429,712	419,469
Accumulated depreciation	(397,130)	(357,254)
Total Fixed Assets	62,683	92,316

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867

Total Assets	$91,800	$116,983

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	2,588	2,026
Total Current Liabilities	2,588	2,026

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
14,803,975 and 11,813,975 issued and outstanding at
October 31, 2004 and 2003, respectively	14,803	11,813
Additional Paid-In Capital	31,688,486	31,392,476
Accumulated Deficit	(31,614,077)	(31,289,332)
Total Stockholders' Equity	89,212	114,957

Total Liabilities and Stockholders' Equity	$91,800	$116,983

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			Cumulative from
			Inception
			(May 23,1986) to
			October 31,2005
			(Unaudited)
	Year Ended October 31, 2005	Year Ended October 31, 2004	from date of Inception (May 23, 1986) to October 31, 2002

Revenues
Material processing fees	$4,585	$-	$4,585
Total Revenue	4,585	-	4,585
Expenses:
Mineral exploration costs	152,947	89,916	15,963,458

Depreciation/amortization expenses	39,876	39,276	3,646,638

General and administrative	136,507	216,232	10,547,141

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	329,330	345,424	31,320,029

Other Income:
Precious metal sales	-	-	26,211

Net Loss	(329,330)	(345,424)	(31,289,332)

Weighted Average Shares
Common Stock Outstanding	12,979,787	9,844,866
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.03)	$(0.04)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
From Inception (May 23, 1986) through October 31, 2005
(Unaudited) from Inception (May 23, 1986) to October 31, 2002

	Common	Common		(Restated)	(Restated)
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

May 1986 common stock issued
Net Loss from inception to October 31, 1986	-	-	-	(7,379)	(7,379)

Net Loss for the year ended October 31, 1987	-	-	-	(49,050)	(49,050)

Fiscal 1988 common stock issued for cash at $.50 per share	15,000	15	7,455	-	7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)	(17,156)

Fiscal 1989 common stock issued for cash at $1.65 per share	187,633	188	308,553	-	308,741

Fiscal 1989 common stock issued for mineral property; $1.15 per share	30,000	30	34,395	-	34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)	(210,686)

Fiscal 1990 common stock issued for cash at $5.48 per share	194,726	195	1,066,635	-	1,066,830

Fiscal 1990 common stock issued for mineral property; $1.16 per share	40,000	40	46,400	-	46,440

Fiscal 1990 common stock issued for services at $30.54 per share	2,401	2	73,313	-	73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued for cash at $3.60 per share	275,903	276	994,700	-	994,976

Fiscal 1991 common stock issued for mineral property; $9.16 per share	16,500	17	151,059	-	151,076

Fiscal 1991 common stock issued for debt payment at $4.04 per share	78,924	79	318,691	-	318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)	(578,573)

Fiscal 1992 common stock issued for cash at $5.09 per share	195,864	196	996,469	-	996,665

Fiscal 1992 common stock issued for mineral property; $6.96 per share	87,648	88	610,381	-	610,469

Fiscal 1992 common stock issued for license at $3.40 per share	40,000	40	136,040	-	136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued for subsidiary at $9.04 per share	276,741	276	2,221,550	-	2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued for cash at $10.65 per share	339,400	339	3,613,155	-	3,613,494

Fiscal 1994 common stock issued for subsidiary at $25.90 per share	2,500	3	64,747	-	64,750

Fiscal 1994 common stock issued for director at $8.32 per share	25,000	25	208,100	-	208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued for cash at $14.30 per share	208,359	208	2,979,872	-	2,980,080

Fiscal 1995 common stock issued for mineral property; $15.40 per share	23,100	23	355,642	-	355,665

Fiscal 1995 common stock issued for equipment at $16.58 per share	1,800	2	29,833	-	29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued for cash at $14.23 per share	316,024	316	4,496,619	-	4,496,935

Fiscal 1996 common stock issued for equipment at $40.94 per share	30,970	31	1,267,852	-	1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued for cash at $16.13 per share	270,608	271	4,365,253	-	4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued for cash at $18.28 per share	198,928	199	3,636,543	-	3,636,742

Fiscal 1998 common stock issued pursuant to an anti-dulition agreement	24,444	24	-24	-	-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued for cash at $5.44 per share	24,060	24	130,879	-	130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued for cash at $.65 per share	375,800	376	245,164	-	245,540

Fiscal 2000 common stock issued for payables at $.97 per share	55,000	55	53,136	-	53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution for shares previously paid for	-	-	17,531	-	17,531

Fiscal 2001 common stock issued for debt at $.82 per share	47,500	48	38,986	-	39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued for loans advanced in 2001 of $100,000 and cash of $50,000 in 2002 at $.25 per share	600,000	600	149,400	-	150,000

February 27, 2002; common stock issued for cash at $.25 per share	120,000	120	29,880	-	30,000

March 15, 2002; common stock issued for compensation , rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000	-	500,000

March 23, 2002; common stock issued for cash at $.25 per share	400,000	400	99,600	-	100,000

March 25, 2002; common stock for payables at $ .64 per share	2,000	2	1,270	-	1,272

April 8, 2002; common stock issued in connection with Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589	-	1,297,790

April 8, 2002; common stock issued in connection with Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473	-	64,575

September 9, 2002; common stock issued for cash at $.25 per share	80,000	80	19,920	-	20,000

Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued for cash at $ .35 per share	857,143	857	299,143	-	300,000

January 22, 2003 exercise of warrants at $.25 per share	200,000	200	49,800	-	50,000

March 26, 2003 common stock issued for cash at $.35 per share	71,429	71	24,929	-	25,000

Net Loss for the year ended October 31, 2003	-	-	-	(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602	-	-

July 20, 2004 common stock issued for cash at $.10 per share	250,000	250	24,750	-	-

July 20, 2004 common stock issued for compensation, rent and cash advance	1,751,570	1,752	173,405	-	175,157

October 29, 2004 common stock issued for compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870	-	-

Net (loss) for year				(345,424)	(345,424)

Balances at October 31, 2004	11,813,975	$11,813	$31,392,476	$(31,289,332)	$(114,957)

Jauary 31, 2005 common stck issued for cash at $.10 per share	750,000	750	74,250	-	75,000

January 31, 2005 common stock issued for compensation and rent	217,500	218	21,532	-	21,750

April 30, 2005 common stock issued for cash at $.10 per share	250,000	250	24,750	-	25,000

April 30, 2005 common stock issued for compensation and rent	217,500	217	21,533	-	21,750

July 31, 2005 common stock issued for cash at $.10 per share	50,000	500	49,500	-	50,000

July 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	218	21,532	-	21,750

October 31, 2005 common stock issued for cash at $.10 per share	620,000	620	61,380	-	62,000

October 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	217	21,533	-	21,750

Net (loss) for period				-

Balances at October 31, 2005	14,803,975	$14,803	$31,688,486	$(31,289,332)	$184,043

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative from
			Inception
			(May 23,1986) to
			October 31, 2005
			(Unaudited)
	Year Ended October 31, 2005	Year Ended October 31, 2004	from date of Inception (May 23, 1986) to October 31, 2002
Cash Flows used in Operating Activities:
Net Loss	$(324,745)	$(345,424)	$(31,289,332)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	39,876	39,276	3,644,638
Proceeds - Net book value of equipment ,licenses,

properties sold / abandoned	-	-	2,621,265

Impairment of patents & Intellectual property	-	-	1,162,792

Common stock issued for compensation, rent and expenses	87,000	87,000	665,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	(166)	(130)	(432)

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	562	(14,109)	2,026

Net cash used in operations	(197,473)	(233,387)	(23,211,087)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(10,243)	-	(869,836)

Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	(10,243)	-	(3,021,913)

Cash Flows from Financing Activities:
Common stock issued for cash	212,000	25,000	23,541,611

Loan proceeds	-	-	2,202,407

Advances (repayments) from officers/directors/affiliates	-	105,000	493,350

Cash Flows from Financing Activities	212,000	130,000	26,237,368

Net Increase (Decrease) in Cash	4,284	(103,387)	4,368

Cash at Beginning of Period	4,368	107,755	-

Cash at End of Period	$8,652	$4,368	$4,368

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation, rent and officers advances	$87,000	$201,157	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	602	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

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

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. The Company's principal property consists of 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley Junction, California.

The Company is an exploration stage company as defined in Statement on Financial Accounting Standard No. 7 (SFAS 7) (Accounting and Reporting by Development Stage Companies). Further, as a “reporting company” pursuant to the Securities Exchange Act of 1934, as amended, the Company’s financial reports include the information required by provisions of Regulation S-X under that Act, and specifically Industry Guide 7 therein, applicable to the companies engaged in mineral exploration and development.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)	Accounting Methods

The Company recognizes income and expense based on the accrual method of accounting.

(b)	Use of Estimates

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

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

(c)  Dividend Policy

The Company has not adopted a policy regarding the payment of dividends and does not anticipate payment of dividends in the future.

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

(e)  Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS 128 “Earnings Per Share.” Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidultive and then only the basic per share amounts are shown in the report.

(f)  Comprehensive Income

The Company adopted SFAS 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

(g)  Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion 25 (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS 123 with respect to employee stock options.

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On October 31, 2005 and 2004, the Company had net operating losses to be carried forward in the amounts of $31,614,077 and $31,289,332, respectively. The tax benefits of approximately $4,742,100 at October 31, 2005 and $4,693,400 at October 31, 2004 have been fully offset by a valuation reserve because the user of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2005 through 2024.

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
Notes to Financial Statements
October 31, 2005

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

3. IMPAIRED PATENTS AND INTELLECTUAL PROPERTY

In April of 2002, the Company entered into an agreement with Xenolix Technologies, Inc. (Xenolix) under which the Company acquired certain “technologies” including two U.S. patents related thereto for the recovery of precious metals from very low-grade ores as well as tangible equipment with a fair market value of $110,000 and some processed batches of mineralized material. Consideration for the acquisition was 1,201,657 shares of the Company’s common stock valued at $1,297,790 and two warrants to purchase another 2,403,314 shares at $1.08 per share, the fair market value at the date of the transaction. The patents and other technologies were valued and capitalized at $1,162,792. Immediately after the acquisition of these patents and technologies, it became apparent that the processes associated with these intangible assets had not been demonstrated and were not viable. Management determined that these technologies and patents would not generate any cash flows in the future and therefore determined the value of the technologies and the related patents to be worthless.

In accordance with SFAS 121 (Impairment of Long Term Assets) the Company charged the purchase price of the patents and technologies in the amount of 1,162,792 to operations for the fiscal year ended October 31, 2002.

On January 28, 2004, the Company entered into an agreement to settle its dispute with Xenolix. Under the agreement, the Company retained ownership of the materials, patents, equipment and intellectual property, and issued Xenolix a warrant to purchase up to 600,000 shares of the Company’s stock at $.30 per share through June 30, 2004. Xenolix returned to the Company 601,657 shares of the common stock issued in the original agreement and returned the two warrants. Xenolix retained 600,000 shares of the Company’s stock in this settlement agreement.

4. COMMON STOCK

The Company is thinly capitalized. The trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 2,120,000 shares at $.10 per share for cash during the year ended

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

October 31, 2005. The Company also issued 870,000 shares at $.10 per share as payment for compensation and rent during the year ended October 31, 2005. All of these shares were issued to the President of the Company. The Company issued 250,000 shares at $.10 per share in one transaction during the fiscal year ended October 31, 2004. The Company also issued 2,881,510 shares to an officer/shareholder of the Company at $.10 per share for cash, compensation and rent.

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

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

	2005	2004

Balances at beginning of year	$-	$96,157

Management fees at $4,000 per month	48,000	48,000

Corporate office rent, supplies, and
overhead at $2,000 per month	24,000	24,000

Test plant / exploration property rental
at $1,250 per month	15,000	15,000

Advances to company for operating	-	105,000
capital	-	-
Total for fiscal year	87,000	288,157

870,000 and 2,881,570 shares valued at $.10 per share for above advances, services & rent,
respectively for the years ended October 31, 2005 and 2004	(87,000)	(288,157)

Balances owed to officer at end of year	$-	$-

Legal fees to paid officer	$30,000	$30,500

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

6. STOCK OPTIONS & WARRANTS

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Stock Options:		Average
	Number of	Exercise
	Shares	Price
Balances outstanding; October 31, 2003	125,000	$0.37
Awarded	2,000,000	0.13
Expired	-	-
Balances outstanding; October 31, 2004	2,125,000	$0.15
Awarded	-	-
Expired	125,000	-
Balances outstanding; October 31, 2005	2,000,000	$0.13

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

	Number
	Outstanding &	Average	Exercise
	Issuable	Contractual Life	Price
Exercise Prices:
$.13 on March 4, 2007	2,000,000	3	0.13
Totals and averages	2,000,000	3	$0.13
Number of
Shares Subject		Exercise	Expiration
to Stock Options		Price	Date
Employee and legal counsel	2,000,000	0.13	04-Mar-07
Total	2,000,000

Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
Balances outstanding; October 31, 2003	857,143	$0.50	30-Nov-04
	71,429	0.50	31-Mar-05

Total at October 31, 2003	928,572

Issued- July 12, 2004	2,001,570	0.10	31-Oct-04

Issued- October 29, 2004	1,130,000	0.10	29-Oct-06

Expires- October 31, 2004	(2,001,570)	0.10	31-Oct-04

Balances outstanding; October 31, 2004	857,143	0.50	30-Nov-04
	71,429	0.50	31-Mar-05
	1,130,000	0.10	29-Oct-06
Total at October 31, 2004	2,058,572

Expired during 2005	(2,058,572)

Issued January 31, 2005	967,500	0.10	31-Jan-06

Issued April 30, 2005	467,500	0.10	30-Apr-06

Issued July 31, 2005	717,500	0.10	31-Jul-06

Issued October 31, 2005	837,500	0.10	31-Oct-06

Total at October 31, 2005	2,990,000

Pro forma disclosure of the effect of accounting for stock options under SFAS 123 is required. The Company accounts for its stock options in accordance with APB 25 “Accounting for Stock Issued to Employees”. Under APB 25, no compensation is recognized when the exercise price of employee options is equal to the fair market value of the underlying stock on the date of the grant. For each of the Company’s stock options, the exercise price was equal to the estimated fair market value of the shares at the date of the grant.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

7. METALS EXTRACTION AGREEMENT

On November 30, 2004, the Company entered into a Metals Extraction Agreement with MR3 Systems, Inc. (MR3) whereby both parties agreed to jointly build and operate a facility at the “Amargosa” site to process Source Material from Franklin Lake Playa in order to extract precious metals for sale to refiners and other third parties. As part of the agreement MR3 was to obtain financing to construct and operate the facility. MR3 had represented to the Company that it had developed the technology necessary for such extraction.

Subsequent to the end of the fiscal year on October 31, 2005, the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 the Company sent a letter to MR3 in which it terminated the agreement. As of January 20, 2006, MR3 has not given the Company any notice that it disagrees with any of the facts of conclusions in the letter or that it disputes the termination.

During the year ended October 31, 2005 the Company incurred less that $10,000 in direct costs associated with this failed agreement. These costs have been charged to operations.

8. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through loans and/or additional sales of the Company’s common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

[END OF ITEM 7 - FINANCIAL STATEMENTS]

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

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

========================================================================================================
NAME	AGE	POSITION(S)	SERVICE BEGAN
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Father Gregory Ofiesh	74	Director, President, Chief	March 2000
		Executive Officer and
		Acting Chief Financial Officer
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Kamal Alawas	54	Director	January 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Stanley Combs	57	Director	July 1998
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Paul Kaser	51	Director	January 2002
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Peter Boyle	67	Vice President-Regulatory Affairs,	August 2000
		Secretary
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Roger Graham	38	Vice President - Operations	January 2001
========================================================================================================
Note: The full board, with the exception of Father Ofiesh, who is also President and CEO, acts as the audit committee, the compensation committee, and the governance committee.

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

PETER BOYLE, vice president-regulatory affairs and secretary, is resident of California. He is an attorney-at-law and a member of the State Bar of California, including its Business Law Section. He has been a sole practitioner for over 20 years, representing individuals in establishing new businesses and assisting businesses on transactional and corporate matters. Prior to that he served as general counsel of the Federal Home Loan Bank of San Francisco, and thereafter acted as counsel for financial institutions in their dealing with regulatory authorities and their financial transactions. He is a graduate of the University of Notre Dame and the University of Pennsylvania Law School. Mr. Boyle devotes between approximately 30 hours per week to Franklin Lake's business.

ROGER GRAHAM, vice president - operations, is a resident of California. He has been employed by the company since January 2001. He began as a technical and laboratory assistant, working with company scientists and outside scientific consultants, and over the years he steadily assumed increasing responsibilities. He was appointed vice president - operations in 2004. Prior to joining the company, Mr. Graham was a building, equipment, and mechanical supervisor at a commercial bakery.

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

Compliance With Section 16(A) Of The Exchange Act

Our chief executive officer, Father Gregory Ofiesh, our secretary, Peter Boyle, and each of our non-executive directors, Stan Combs, Kamal Alawas and Paul Kaser, failed to timely file Form 5 for the fiscal year ended October 31, 2005. We are informed each individual is aware of the oversight and expects to file his report shortly.

Item 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The Company does not currently have any formal plan or standard arrangement for compensating its directors for their services as directors, other than the occasional granting of stock options. In October 2002, the board of directors awarded each director a three-year option to purchase 25,000 shares of company stock at $0.37 per share, the then current market price. Such options expired in 2005 without being exercised.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years, and whose position or level of compensation requires reporting.

=================================================================================================
LONG-TERM
			ANNUAL COMPENSATION	COMPENSATION
			-----------------------	-------------
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTIONS (#)
------------------------------	-----------	------------	----------	-------------
	2005	$48,000*	$0	0
Father Gregory Ofiesh	-----------	------------	----------	-------------
President, CEO, Director	2004	$48,000*	$0	0
=================================================================================================
* The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2005 or 2004 to provide pension, retirement or similar benefits for directors or executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2005, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

==================================================================================
TITLE OF			PERCENT
CLASS	STOCKHOLDER	SHARES OWNED	OF CLASS *
------------------------------------------------------------------------------
Common	Father Gregory Ofiesh	11,161,570(1)	56.4
	172 Starlite Street
	So. San Francisco, CA 94080
-----------------	-----------------------------------	-------------	----------
Common	Kamal Alawas	0 (2)	0
	172 Starlite Street
	So. San Francisco, CA 94080
-----------------	-----------------------------------	-------------	----------
Common	Stan Combs	6,100 (3)	(less than
	172 Starlite Street		0.1%)
	So. San Francisco, CA 94080
-----------------	-----------------------------------	-------------	----------
Common	Paul Kaser	392,000(4)	2.0
	172 Starlite Street
	So. San Francisco, CA 94080
-----------------	-----------------------------------	-------------	----------
Common	Peter Boyle	1,005,000(5)	5.1
	172 Starlite Street
	So. San Francisco, CA 94080
-----------------	------------------------------------	-------------	----------
Common	Roger Graham	1,000,000(6)	5.1
	172 Starlite St.
	So. San Francisco, CA 94080
-----------------	-----------------------------------	-------------	----------
Common	Forrest Godde	811,166(7)	4.1
	P.O. Box 1152
	Lancaster, CA 93584-1152
-----------------	-----------------------------------	-------------	----------
Common	Prudent Bear Fund	857,143(8)	4.3
	8140 Walnut Hill Lane
	Suite 300
	Dallas, TX 75231
-----------------	-----------------------------------	-------------	----------
Common	Officers and Directors as a Group	13,564,670	68.5
--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
* Assuming exercise of all outstanding warrants and options
(1) Fr. Ofiesh is President, CEO and a director; ownership includes warrants to purchase 2,990,000 shares.
(2) Mr. Alawas is a director.
(3) Mr. Combs is a director.
(4) Mr. Kaser is a Director.
(5) Mr. Boyle is an officer; ownership includes an option to purchase 1,000,000 shares.
(6) Mr. Graham is an officer; ownership includes an option to purchase 1,000,000 shares.
(7) Mr. Godde is an investor who is neither a director, an officer, nor an employee of the Company.
(8) Prudent Bear Fund is an investment advisor registered under the Investment Company
Act of 1940, as amended.
==============================================================================================================

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

Stock Options Outstanding - Directors & Officers

As Of January 20, 2006

======================================================================
Expiration Date	Exercise Price	Number of Common Shares
--------------------------------------------------------------------------------------------------------------------------
March 4, 2007	$0.13	2,000,000
--------------------------------------------------------------------------------------------------------------------------
Total		2,000,000
======================================================================

WARRANTS OUTSTANDING - DIRECTORS & OFFICERS
AS OF JANUARY 20, 2006

======================================================================
Expiration Date	Exercise Price	Number of Shares
-------------------------------------------------------------------------------------------------------------------------
1-31-06	$0.10	967,500
--------------------------------------------------------------------------------------------------------------------------
4-30-06	$0.10	467,500
--------------------------------------------------------------------------------------------------------------------------
7-31-06	$0.10	717,500
--------------------------------------------------------------------------------------------------------------------------
10-31-06	$0.10	837,500
		__________

TOTAL:		2,990,000
======================================================================

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease of the Amargosa Facility

Father Ofiesh purchased this property, (formerly referred to as the Farm) in 2000, and until March 31, 2002, He allowed the Company to use it, primarily for storage, without charge. In early 2002, during our negotiations to purchase equipment from Xenolix Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to lease the Farm property from Father Ofiesh, on the following principal terms:

1.	the rent is $1,250 per month, provided that this amount is to be payable only in shares of common stock of the Company and not in cash;

2.	the term is for three years, with an option to renew for an additional three years; the option has been exercised and the lease now expires on March 31, 2008.

3.	equipment and other personal property on the premises on April 1, 2002, except items or material placed there by the Company for storage, is and remains the property of Father Ofiesh;

4.	equipment and other property brought onto the premises by the Company, whether or not attached to a building or the land, is and remains the property of the Company;

5.	The Company is responsible for all property taxes during the lease period;

6.	The Company is required to indemnify and insure the owner against liability to him arising out of its operations; and

7.	at the termination of the lease, the Company must return the premises in their original condition.

The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

Office Space

The Company's executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement with
Fr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable not in cash, but only in shares of company stock; the space includes utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.

The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.	Description
-----------	---------------------------

3.1	Articles of Incorporation*
3.2	Bylaws*
3.3	Articles of Domestication*
31.1	Section 302 Certification
32.1	Section 906 Certification
---------------------
* previously filed with the Company's Form 10-KSB for the year ended
October 31, 2001, filed on EDGAR February 4, 2002 and incorporated herein by reference.

Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the year ended October 31, 2004.

Date	Item(s)
-------	---------

02-06-04	9
04-12-04	4, 7
04-15-04	7, 9
04-23-04	7, 9
09-14-05	7, 9
09-14-05	7, 9

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accounting firm was Madsen and Associates, CPAs Inc. for the fiscal year ended ctober 31, 2004. We paid fees to our accountants as indicated in the following table:

Year Ended October 31, 2005

Audit and Quarterly Review Fees	$7,460
Audit-related Fees	0
Tax Fees	0
All Other Fees	2,747
Total Fees	$10,207

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN LAKE RESOURCES, INC.

Dated: January 27, 2006          /s/ Father Gregory Ofiesh
----------------------------------
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh	President, Chief Executive	January 27, 2006
-------------------------------	Officer, Acting Chief
Financial Officer, Principal
Accounting Officer, Director

/s/ Kamal Alawas	Director	January 27, 2006
-------------------------------

/s/ Stan Combs	Director	January 27, 2006
-------------------------------

/s/ Paul Kaser	Director	January 27, 2006
-------------------------------

/s/ Peter Boyle	Secretary	January 27, 2006
-------------------------------