Form 10QSB
period 2006-01-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2006-03-16
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-21812

Franklin Lake Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

172 Starlite Street So. San Francisco, CA 94080
(Address of principal executive offices)

(650) 588-0425
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

APPLICABLE ONLY TO USERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,623,475 as of January 31, 2006

Part I - FINANCIAL STATEMENTS

Item 1 Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	January 31,	October 31,
ASSETS	2006	2005
Current Assets:
Cash	$7,044	$8,652
Prepaids and other	598	598
Total Current Assets	7,642	9,250

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	429,712	429,712
Accumulated depreciation	(407,249)	(397,130)
Total Fixed Assets	52,564	62,683

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
-
Total Assets	$80,073	$116,983

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	3,724	2,588
Total Current Liabilities	3,724	2,588

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
15,623,475 issued and outstanding at January 31	15,623	14,803
Additional Paid-In Capital	31,769,616	31,688,486
Accumulated Deficit	(31,708,890)	(31,614,077)
Total Stockholders' Equity	76,349	89,212

Total Liabilities and Stockholders' Equity	$80,073	$91,800

See accompanying notes to the financial statements

Notes to Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2006

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

Basis of Presentation

The Interim financial statements of the Company for the three months ended January 31, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

2. SIGNIFICANT ACCOUNTING POLICIES

(a)	Accounting Methods

The Company recognizes income and expense based on the accrual method of accounting.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2006

(b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2006

of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On January 31, 2006, the Company had net operating losses to be carried forward in the amounts of $31,708,890. The tax benefit of approximately $4,756,000 at January 31, 2006 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2025.

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

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2006

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 819,500 shares, to the president of the company, for cash, compensation, and rent, during the interim period ended January 31, 2006.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space (including supplies and overhead), and use of land and buildings for its new testing and production facility, from its president. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2006

5. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with APB 25 “Accounting for Stock Issued to Employees”. Under APB 25, no compensation is recognized when the exercise price of employee options is equal to the fair market value of the underlying stock on the date of the grant. For each of the Company’s stock options, the exercise price was equal to the estimated fair market value of the shares at the date of the grant.

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. As of January 31, 2006, there were 2,000,000 options and 2,842,000 warrants outstanding. 967,500 warrants expired in January 2006. No additional options expired or were awarded during the interim period ended January 31, 2006.

On January 31, 2006, the Company granted an additional 819,500 warrants to the President of the Company, that were immediately vested and exercisable on that date. Accordingly, if the Company had applied the fair value method to these warrants, compensation expense, net of the tax effect, would have been $11,269 for the quarter ended January 31, 2006.

6. METALS EXTRACTION AGREEMENT

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

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of March 10, 2006, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

7. GOING CONCERN

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

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 620,000 shares of its common stock for cash at a price of $0.10 per share, a total of $62,000. All the proceeds were used for working capital.

The Company also issued 217,500 shares of its common stock in exchange for management services and rent.
All shares issued during the period were issued to Father Gregory Ofiesh, president and CEO of the Company.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No.	Description
31	Rule 13a-14a(a)/15-d-14a(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act
(18 U.S.C. Section 1350)

Filing Date	Subject

11 - 22 - 05	Franklin Lake plans to move forward after terminating MR3
Agreement; Dr. William C. Tao Resigns as Director

12 -23 - 05	Company Files Plan of Operations with Bureau of Land
Management as part of its pplication for a ermit to emove
material from its claims an the Franklin Lake Playa and transport it to the Amargosa Facility for concentration and processing.

Forms 8-K Filed After Period Covered by Report

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FRANKLIN LAKE RESOURCES
                                                                           ________________________________________________________________________
                                                                                                                                                      (Registrant)

Signature

/s/ Fr. Gregory Ofiesh_____	Title	I
Fr. Gregory Ofiesh	President and	March 16, 2006
Chief Executive Officer