Form 10QSB/A
period 2006-01-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2006-03-20
CIK 879519

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A
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

APPLICABLE ONLY TO CORPORATE USERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,623,475 as of January 31, 2006

NOTE:

    The Form 10-QSB filed on March 16, 2006, inadvertently omitted the Statements of Operations and the Statements of Cash Flows, and this amended report contains the missing statements.

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

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	3 months ended January 31,
	2006	2005	Cumulative from date of Inception (May 23, 1986) to January 31, 2006

Revenues
Material processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	49,918	15,627	16,013,376

Depreciation/amortization expenses	10,119	9,819	3,656,757

General and administrative	34,776	53,186	10,581,917

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	94,813	78,632	31,414,842

Other Income:
Precious metal sales	-	-	26,211

Net Loss	(94,813)	(78,632)	(31,384,046)

Weighted Average Shares
Common Stock Outstanding	14,813,081	12,297,725
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.01)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	3 months ended January 31,
	2006	2005
Cash Flows used in Operating Activities:
Net Loss	$(94,813)	$(78,632)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation	10,119	9,819

Common stock issued for compensation, rent and expenses	21,750	21,750
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	(62)

(Increase) refund of reclamation bonds outstanding	-	-

Increase ( decrease) in accounts payable and accrued liabilities	1,136	327

Net cash used in operations	(61,808)	(46,798)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	(2,644)

Acquisition of mineral properties	-	-

Total Cash Flows Used by Investing Activities	-	(2,644)

Cash Flows from Financing Activities:
Common stock issued for cash	60,200	75,000

Cash Flows from Financing Activities	60,200	75,000

Net Increase (Decrease) in Cash	(1,608)	25,558

Cash at Beginning of Period	8,652	4,368

Cash at End of Period	$7,044	$29,926

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.2	Rule 13a-14a(a)/15-d-14a(a) Certifications

32.3	Certification under Section 906 of the Sarbanes-Oxley Act
(18 U.S.C. Section 1350)

Filing Date	Subject

11 - 22 - 05	Franklin Lake plans to move forward after terminating MR3
Agreement; Dr. William C. Tao Resigns as Director

12 -23 - 05	Company Files Plan of Operations with Bureau of Land
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

FRANKLIN LAKE RESOURCES
                                                                           ________________________________________________________________________
                                                                                                                                                      (Registrant)

Signature

/s/ Fr. Gregory Ofiesh_____	Title	Date
Fr. Gregory Ofiesh	President and	March 16, 2006
Chief Executive Officer