Form 10QSB
period 2006-04-30
FRANKLIN LAKE RESOURCES INC /NV
filed 2006-05-26
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the Transition Period from _________ to _________

Commission File Number 000-21812

FRANKLIN LAKE RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Identification Number)

172 Starlite Street, South San Francisco, CA 94080	(650) 588-0425
(Address of principal executive offices)	(Telephone)

                          N/A .
(Former name, former address, and formal fiscal year, if changed since last report)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months , and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Applicable Only to users Involved in Bankruptcy Proceeding during the Preceding Five Years N/A .

Applicable Only to Corporate Users -- Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date 16,750,975 shares as of April 30, 2006 .

Transitional Small Business Disclosure Format Yes ☐ NO ☒

PART I -- FINANCIAL STATEMENTS

Item 1 Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2006	October 31,
ASSETS	2006	2005
Current Assets:
Cash	$31,411	$8,652
Prepaids and other	598	598
Total Current Assets	32,009	9,250

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	429,712	429,712
Accumulated depreciation	(417,368)	(397,130)
Total Fixed Assets	42,445	62,683

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
-
Total Assets	$94,321	$116,983

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	128	2,588
Total Current Liabilities	128	2,588

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
16,750,975 and 14,803,975 issued and outstanding at April 30, 2006
and October 31, 2005	16,751	14,803
Additional Paid-In Capital	31,881,239	31,688,486
Accumulated Deficit	(31,803,797)	(31,614,077)
Total Stockholders' Equity	94,193	89,212

Total Liabilities and Stockholders' Equity	$94,321	$91,800

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	3 months ended April 30, 2006		6 months ended April 30, 2006
	2006	2005	2006	2005	Cumulative from date of Inception (May 23, 1986) to April 30, 2006

Revenues
Material processing fees	$-	$-	$-	$-	$4,585
Total Revenue	-	-	-	-	4,585
Expenses:
Mineral exploration costs	48,552	55,675	98,470	71,302	16,214,875

Depreciation/amortization expenses	10,119	9,819	20,238	19,638	3,704,752

General and administrative	36,236	17,390	71,012	70,576	10,752,174

Impairment of patents & intellectual property	-	-	-	-	1,162,792

Total Expenses	94,907	82,884	189,720	161,516	31,834,593

Other Income:
Precious metal sales	-	-	-	-	26,211

Net Loss	(94,907)	(82,884)	(189,720)	(161,516)	(31,803,797)

Weighted Average Shares
Common Stock Outstanding	14,811,953	13,020,642	14,811,953	12,659,183
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.01)	$(0.01)	$0.01	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

					Cumulative from
					date of inception
	3 months ended April 30,		6 months ended April 30,		(May 23,1986) to
	2006	2005	2006	2005	April 30, 2006
Cash Flows used in Operating Activities:
Net Loss	$(94,907)	$(78,632)	$(189,720)	$(161,516)	$(31,803,797)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation	10,119	9,819	20,238	19,638	3,704,752

Proceeds - net book value of equipment, licenses, properties
Sold/ abandoned			43,500	43,500	2,621,265

Impairment of patents & intellectual property					1,162,792

Common stock issued for compensation, rent and expenses	21,750	21,750	-	-	798,324
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	(62)	-	(135)	(598)

(Increase) refund of reclamation bonds outstanding	-	-	-	-	(19,867)

Increase (decrease) in accounts payable and accrued liabilities	(3,595)	327	(2,459)	3,959	128

Net cash used in operations	(66,633)	(46,798)	(128,441)	(94,554)	(23,537,001)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	(2,644)	-	(2,644)	(880,079)

Acquisition of mineral properties	-	-	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	-	(2,644)	-	(2,644)	(3,032,156)

Cash Flows from Financing Activities:
Common stock issued for cash	91,000	75,000	151,200	100,000	23,904,811

Loan proceeds					2,202,407

Advances (Repayments) of debt - affiliates					493,350

Cash Flows from Financing Activities	91,000	75,000	151,200	100,000	26,600,568

Net Increase (Decrease) in Cash	24,367	25,558	22,759	2,802	31,411

Cash at Beginning of Period	7,044	4,368	8,652	4,368	-

Cash at End of Period	$31,411	$29,926	$31,411	$7,170	$31,411

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation and rent	$21,750	$21,750	$43,500	$43,500	$880,079

Common Stock issued for licenses					136,080
Common Stock issued for subsidiary acquisition-mineral properties & equipment					2,286,576

Common Stock issued for mineral properties					1,198,075

Common Stock issued for equipment					1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and technologies $109,978 capitalized as equipment					1,272,790

Cancellation of shares issued to Xenolix					-

Equipment returned to satisfy debt , payables					1,299,872

Interest Paid					68,851

Income Taxes Paid					4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2006

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

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. The Company's principal property consists of 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley Junction, California, on land owned by the United States government and managed by the Bureau of Land Management (BLM).

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

Basis of Presentation

The Interim financial statements of the Company for the three and six months ended April 30, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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
April 30, 2006

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

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2006

of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On April 30, 2006, the Company had estimated net operating losses to be carried forward in the amounts of $31,200,000. The tax benefit of approximately $4,650,000 at April 30, 2006 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2025.

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

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 1,127,500 during the three months ended April 30, 2006 and 819,500 shares during the three months ended January 31, 2006, to the president of the company, for cash, compensation, and rent.

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
April 30, 2006

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

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. As of April 30, 2006, there were 2,000,000 options and 3,002,123 warrants outstanding. 967,500 warrants expired in April 2006. There were 1,127,500 new warrants issued during the quarter ended April 30, 2006.

On April 30, 2006, the Company granted an additional 1,127,500 warrants to the President of the Company, that were immediately vested and exercisable on that date. Accordingly, if the Company had applied the fair value method to these warrants, compensation expense, net of the tax effect, would have been $12,275 for the quarter ended April 30, 2006.

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

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application for our pilot plant testing facility with the Division of Environmental Protection of the State of Nevada. We anticipate questions and requests for additional information, and we will respond to these matters as quickly as possible. The agency may take as long as six months to act on the application, but in view of our careful preparation and by cooperating with the agency's staff, we are hopeful that we will receive an approval sooner than that. We are also working on an application to the Bureau of Land Management of the Federal Government for permission to extract the dirt we will need from our claims at Franklin Lake, and we expect to have an application filed by the end of May. Lastly, in order to operate the pilot plant, we will have to supplement the limited water resources we have at the site by purchasing water rights from third parties. We are seeking to acquire such rights, but there has been a recent increase in demand for water rights in Nevada, and we cannot be certain that we will be able to acquire all the rights we will need or to obtain the rights at the prices we would like.

The applications include more refined engineering plans for the pilot plant. We are in the process of analyzing several different concentrators and determining the most efficient means of processing the resulting concentrate and of seeking to obtain the few pieces of additional equipment we still need. If we can do these steps effectively, we should be able to begin using our pilot plant promptly after we receive the appropriate governmental approvals. Our goal is to begin processing three to five tons per day on a regular and consistent basis. At the same time, this will allow us to work out any kinks that may exist in the equipment and processes and to achieve the maximum possible yield of gold from our material.

We do not expect the early operation of the pilot plant to be profitable. Accordingly, as our results warrant, we will increase our production in an attempt to achieve profitability as soon as possible. At this time, we have no way of knowing when, or if, that will happen.

At the end of quarter, on April 30, 2006, we had approximately $31,000 cash on hand. Father Gregory Ofiesh, our president guaranteed investments of $250,000 in September 2004, and another $250,000 in November, 2005. The first $250,000 has been received, all from Father Ofiesh personally, and, of the second $250,000, approximately $170,000 has been received, again all from Father Ofiesh himself. He recently informed the board of directors that he continues to be unable to find other investors, and said that he will stand by his commit-ment to invest the remaining amount of approximately $80,000, probably by the end of June.

Father Ofiesh noted the increasing risk he is assuming as his investments continue, and said that, instead of just acquiring shares he would like to purchase the equipment owned by the company at the Amargosa facility, and lease it back to the company. He would lease it back to the company for $1.00 per month for one year, and give the company a one-year option to continue the lease at that same rent. At the end of the two years, if the company wished to continue using the equipment, the parties would have to negotiate a further lease of the equipment. Father Ofiesh estimated the value of the equipment on the audited books is approximately $30,000, but said he will pay $50,000 with a $1.00 per month lease back. The directors have expressed support for the proposal but first a detailed contract defining the transaction must be prepared and approved.

The company believes that if it can take the steps outlined above expeditiously, it will know with a high degree of accuracy by the end of its fiscal year on October 31, 2006, whether it will ultimately be able to develop an economically viable business. To accomplish this, the company may require funds for additional equipment for the pilot plant, technical and professional consultants, additional technical staff, claims maintenance fees, accounting, auditing, the purchase of water rights, ongoing administrative expenses and a contingency reserve. We estimate these items will require additional funds of as much as $500,000. This is a substantially greater sum than the company has been able to raise in recent years, and if it cannot obtain such funds, it probably will not be able to continue in business.

Item 3 -- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was made by our chief executive officer, who is also our acting chief financial officer, of the effectiveness of our disclo-
sure controls and procedures (as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 ("Act")). Based on that evaluation, our chief executive officer, in that capacity and in his capacity as acting chief financial officer, concluded that these disclosure controls and proce- dures were effective as of that time. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f), under the Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Changes in Internal controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 910,000 shares of common stock for cash at a price of $0.10 per share, a total of $91,000. All proceeds were used for working capital. It also issued 217,500 shares in exchange for management services and rent. All shares were issued to Father Gregory Ofiesh, president and CEO of the Company. Each share was accompanied by a warrant to purchase an additional share at the same price for one year.

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

None

Item 6 -- Exhibits and Reports on Form 8-K

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date May 19, 2006

Franklin Lake Resources Inc.
(Registrant)

By /s/ Father Gregory Ofiesh .
Father Gregory Ofiesh
President and Chief Executive Officer