Form 10QSB
period 2006-09-12
FRANKLIN LAKE RESOURCES INC /NV
filed 2006-09-13
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2006
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

Applicable Only to Corporate Users -- Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date 16,968,475 shares as of August 31, 2006 .

Transitional Small Business Disclosure Format Yes ☐ ☒

PART I -- FINANCIAL STATEMENTS

Item 1 Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Balance Sheet
(Unaudited)
	July 31,	October 31,
ASSETS	2006	2005
Current Assets:
Cash	$6,943	$8,652
Prepaids and other	598	598
Total Current Assets	7,541	9,250

Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	431,712	429,712
Accumulated depreciation	(427,487)	(397,130)
Total Fixed Assets	34,326	62,683

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Deposits	6,542	-
	26,409	19,867

Total Assets	$68,276	$91,800

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	4,896	2,588
Advances from Stockholders'	20,000	-
Total Current Liabilities	24,896	2,588

Total Liabilities	24,896	2,588

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-
Common Stock, $.001 par value; authorized 45,000,000 shares;	18,926	14,803
16,968,745 issued and outstanding at July 31, 2006;
14,803,975 issued and outstanding at October 31, 2005
Additional Paid-In Capital	31,900,814	31,688,486
Accumulated Deficit	(31,876,359)	(31,614,077)
Total Stockholders' Equity	43,380	89,212

Total Liabilities and Stockholders' Equity	$68,276	$91,800

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)
					Cumulative
					From Date of
					Inception on
	Three Months	Three Months	Nine Months	Nine Months	May 23, 1986
	Ended	Ended	Ended	Ended	to July 31,
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005	2006

Revenues
Mineral processing fees	$ -	$ -	$ -	$ -	$ 4,585
Total Revenue	-	-	-	-	4,585
Expenses:
Mineral exploration costs	31,396	30,243	129,866	101,545	16,246,271
Depreciation/amortization expenses	10,119	10,119	30,357	29,757	3,714,871
General and administrative	31,047	40,502	102,059	111,078
Impairment of patents and	-	-	-		1,162,792
Intellectual property	-	-	-		-

Total Expenses	72,562	80,864	262,282	242,380	31,907,155
Other Income:

Precious Metal Sales					26,211
Misc Income		5,242		5,242	5,242

Net Loss	(72,562)	(75,622)	(262,282)	(237,138)	(31,871,117)

Weighted Average Shares
Common Stock Outstanding	16,859,725	9,494,407	15,494,544	9,494,407
Net Loss Per Common Share
(Basic and Fully Diluted)	$0.01)	$ (0.01)	$ (0.02)	$ (0.02)

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

					Cumulative
	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2006	Nine Months Ended July 31, 2005	From date of inception on May 23, 1986 to July 31, 2006
Cash Flows used in Operating Activities:
Net Loss	$ (72,562)	$(75,622)	$(262,282)	$(237,138)	(31,876,359)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	10,119	10,119	30,357	29,757	3,714,871
Proceeds- net book value of equipment licenses,
properties sold/ abandoned					2,621,265
Impairment of patents and intellectual property					1,162,792
Common stock issued for compensation, rent and expenses	21,750	21,750	65,250	65,250	820,074
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	(6,542)	(30)	(6,542)	(166)	(7,140)
Increase (refund) of reclamation bond outstanding				-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	4,767	2,178	2,308	6,138	4,896
Cash Flows used in Operating Activities	(42,468)	(41,605)	(170,909)	(136,159)	(23,579,468)
Cash Flows from Investing Activities:
Purchases of plant & equipment	(2,000)	(7,599)	(2,000)	(10,243)	(882,079)
Acquisition of mineral properties	-	-	-	-	(2,152,077)
Total Cash Flows Provided by Investing Activities	(2,000)	(7,599)	(2,000)	(10,243)	(3,034,156)
Cash Flows from Financing Activities:
Common stock issued for cash		50,000	151,200	150,000	23,904,809
Loan proceeds		-	-	-	2,202,408
Advances (repayments) from officers/directors/affiliates	20,000	-	20,000	-	513,350
Cash Flows from Financing Activities	20,000	50,000	171,200	150,000	26,620,567
Net Increase (Decrease) in Cash	(24,468)	796	(1,709)	3,598	6,943

Cash at Beginning of Period	31,411	7,170	8,652	4,368	-
Cash at End of Period	$ 6,943	$ 7,966	$ 6,943	$ 7,966	$ 6,943

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation and rent	$ 21,750	$21,750	$ 65,250	$ 65,250	$ 880,079
Common Stock issued for licenses					136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment					2,286,576
Common Stock issued for mineral properties					1,198,075
Common Stock issued for equipment					1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment					1,272,790
Cancellation of shares issued to Xenolix					-
Equipment returned to satisfy debt , payables					1,299,872
Interest Paid					68,851
Income Taxes Paid					4,078

    FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
July 31, 2006

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

Basis of Presentation

The Interim financial statements of the Company for the three and nine months ended July 31, 2006 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

A.  2. SIGNIFICANT ACCOUNTING POLICIES

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
July 31, 2006

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

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
July 31, 2006

of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On July 31, 2006, the Company had estimated net operating losses to be carried forward in the amounts of $31,600,000. The tax benefit of approximately $4,680,000 at July 31, 2006 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2025.

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

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 217,500 shares of stock during the three months ended July 31, 2006 to the president of the Company for compensation and rent. The Company issued 1,127,500 during the three months ended April 30, 2006 and 819,500 shares during the three months ended January 31, 2006, to the president of the company, for cash, compensation, and rent.

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

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. As of July 31, 2006, there were 2,000,000 options and 2,402,123 warrants outstanding. 817,500 warrants expired in July, 2006. There were 217,500 new warrants issued during the quarter ended July 31, 2006.

On July 31, 2006, the Company granted an additional 217,500 warrants to the President of the Company, that were immediately vested and exercisable on that date. Accordingly, if the Company had applied the fair value method to these warrants, compensation expense, net of the tax effect, would have been $2,500 for the quarter ended July 31, 2006.

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

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application for our pilot plant testing facility in Amargosa
Valley, Nevada, with the State's Division of Environmental Protection. In addition to routine questions and requests for additional information, they also required that we verify that we will have adequate water resources to operate the facility. To do this, we purchased 10 acre-
feet of water rights, at a total cost of $25,000.00, one-fourth of which, $6,250.00, was paid and the balance is payable in January 2007. We have also filed an application to the Bureau of Land Management of the Federal Government for permission to extract the dirt we will need from our claims at Franklin Lake. We are now waiting for an inspection of the site by the Bureau's environmental and archeological staff. This inspection has been scheduled and then postponed, but we have recently been assured that it will be done by mid-September.

We are in the process of analyzing several different concentrators and attempting to determine the most efficient means of processing the resulting concentrate. We are also seeking to obtain the few pieces of additional equipment we still need. One of these, acquired in
 July 2006, is a wet drum magnetic separator. This is intended, after the concentration, to further increase the proportion of gold in the material processed. If we can do these steps effectively, we should be able to begin using our pilot plant promptly after we receive the appropriate governmental approvals. Our goal is to be able to process three to five tons per day on a regular and consistent basis. At the same time, this should allow us to work out any kinks that may exist in the equipment and processes and to achieve a better yield of gold from our material.

We do not expect the early operation of the pilot plant to be profitable. Accordingly, as our results warrant, we will increase our production in an attempt to achieve profitability as soon as possible. At this time, we have no way of knowing when, or if, that will happen.

The company believes that, in view of the situation described above, it will know with a higher degree of reliability than before, by the end of its fiscal year on October 31, 2006, whether it will ultimately be able to develop an economically viable business. If it them seems that the likelihood of success is positive, the company will require funds for additional equipment for the pilot plant, technical and professional consultants, additional technical staff, claims maintenance fees, accounting and auditing, the purchase of water rights, ongoing administrative expenses, and a contingency reserve. We estimate these items will require additional funds of approximately
$300,000 to $500,000 to cover the next six months to one year. This is a substantially greater sum than the company has been able to raise in recent years, and, if it cannot obtain such funds, it probably will not be able to continue in business.

At the end of quarter, on July 31, 2006, we had approximately $7,000 cash on hand. Father
Gregory Ofiesh, our president, guaranteed investments of $250,000 in September 2004, and another $250,000 in November, 2005. The first $250,000 has been received, all from
Father Ofiesh personally, and, of the second $250,000, approximately $170,000 has been re-

ceived, again all from Father Ofiesh himself. During the previous quarter, Father Ofiesh had informed the board of directors that he continues to be unable to find other investors, but that he will stand by his commitment to invest the remaining amount of approximately $80,000.
He also noted the increasing risk he is assuming as his investments continue, and, instead of just acquiring shares, he would like to obtain some security for his next investments, such as by purchasing the equipment at the Amargosa facility and leasing it back to the Company.
He said he would not pursue the matter for at least 30 days in order to give the directors time to search for a better alternative.

The Company has not been able to find investors (other than Father Ofiesh) willing to purchase shares of its stock for the past two years (during which he has invested more than
$400,000.00). During the period covered by this report, the Company has looked for outside parties to provide financing on alternative terms, specifically by making a loan to the Company secured by the equipment at its Amargosa facility or by purchasing the equipment and leasing it back to the Company. Despite numerous inquiries, it has not been able to find a party willing to do either. Through the firms it talked with, it also sought the names of qualified appraisers who could value the equipment, but was not able to get any; nor could it find an appraiser through other sources.

At a meeting of the board of directors on July 27, 2006, Father Ofiesh made an offer to purchase all the equipment at the Amargosa facility (except for the Lyden dryer purchased by Paul Kaser for the Company) for $50,000, and to lease it back to the Company for $1.00 per month. (These funds would be part of the second commitment of $250,000, referred to above.) The lease would end on March 31, 2008, the date the lease on the facility expires. The board (with Father Gregory abstaining) unanimously accepted the offer, subject to preparation of and further approval of a written agreement. Subsequent to the end of the period covered by this report, a Sale, Purchase and Leaseback Agreement was prepared and approved by the board of directors. The transaction is expected to close during September 2006. A copy of the Agreement is included with this report as Exhibit 2.

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 217,500 shares of common stock in exchange for management services and rent. All shares were issued to Father Gregory Ofiesh, president and CEO of the Company. Each share was accompanied by a warrant to purchase an additional share at the same price for one year.

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

During July 2006, shareholders holding a majority of the Company's outstanding common stock, acting by written consent without a meeting, pursuant to Section 78.320 of the Nevada Revised Statutes, took the following actions:

1)	They elected the following persons as directors of the corporation, to serve until the next annual meeting of stockholders and until their successors have been chosen: Father Gregory Ofiesh, Kamal Alawas, Stanley Combs, Paul

(2)	They ratified the appointment by the board of directors of Madsen & Associates
CPAs, Inc., as the independent registered auditor for the current fiscal year ending
October 31, 2006.

Item 5 -- Other Information

During the period covered by this report, Richard S. Kunter was elected a director of the Company and also appointed vice president - research and development.

During July 2006, Father Gregory Ofiesh, president and CEO, made an offer to purchase all the Company's equipment (except the Lyden dryer purchased by Paul Kaser for the Company) for $50,000, and to lease it back to the Company for $1.00 per month. The lease would end on March 31, 2008, the date the lease on the facility expires. The board of directors (with Father Gregory abstaining) unanimously accepted the offer, subject to preparation and further approval of a written agreement between the parties. Subsequent to the end of the period covered by this report, a Sale, Purchase and Leaseback Agreement was prepared and approved by the board of directors. The transaction is expected to close during September, 2006. A copy of the Agreement is included with this report as Exhibit 2.

Item 6 -- Exhibits and Reports on Form 8-K

Exhibit No.	Description
--------------	-----------------------------------

2	Copy of Sale, Purchase and Leaseback Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date September 6, 2006

Franklin Lake Resources Inc.
(Registrant)

By /s/ Father Gregory Ofiesh .
Father Gregory Ofiesh
President and Chief Executive Officer