Form 10KSB
period 2006-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2007-01-29
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

- i -

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

Issuer's revenues for its most recent fiscal year: None

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2006:

    $1,059,000

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 2006:

    17,734,745 shares

- ii -

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

Finances

        During our fiscal year ended October 31, 2006, we issued a total of 2,930,770 shares of our common stock. Of the total shares issued, 2,060,770 were issued for cash (including 230,770 issued upon exercise of an option); 870,000 shares were issued for services and rent. Each share (except the shares issued upon exercise of the option) was accompanied by a warrant to purchase one additional share.

Staffing

As of December 31, 2006, besides its four executive officers (only one of which works full time), the Company employed one part-time employee, who works at our Amargosa facility. We believe our relationship with our employees is good.

Regulation And Licensing

As a publicly held corporation, we are required to file reports with the SEC in addition to other federal and state agencies. Principal among these are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; all such reports were filed as required for the period covered by this report.

Our exploration activities are subject to various laws and regulations governing prospecting, labor standards, occupational safety and health, waste disposal, protection and reclamation of the environ- ment, protection of endangered and protected species, toxic substances and other matters. In the future, we may be subject to clean up liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state rules that establish cleanup liability for the release of hazard- ous substances. Further, amendments to current laws and regulations governing operations and activities of companies involved in mineral exploration are actively considered from time to time and could have a material adverse impact on us.

We do not believe we qualify as a solid waste generator under the Resource Conservation and Recovery Act ("RCRA" -- formerly the Hazardous Waste Disposal Act), due to the small quantities of corrosive materials we handle. (We dispose of the corresponding small amounts of waste we currently create in our laboratory by delivery to a company permitted by the U.S. EPA and the State of Nevada to treat and dispose of hazardous wastes.) However, if we are able to begin mining operations as we hope to do, we may incur material costs in disposing of the waste thereby generated.

The state of Nevada imposes regulations on mining companies and other producers of hazardous waste and environmental pollutants. We are advised by our environmental management consultants that our current level of operations does not invoke any state compliance issues beyond the need to submit plans of our test facility and proposed operations to the State Division of Environmental Protection for review. We do not expect to incur a material expense in complying with state requirements, unless or until we advance to the development or production stage.

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

Competition

The business of mineral exploration is highly competitive and tends to be dominated by a limited number of major mining companies. Although we do not compete directly against any particular firms for sales or market share, many of the human and physical resources we may require - such as engineering and other technical professionals, skilled equipment operators, and managers, as well as extractive and metallurgical processes and equipment -- are also sought by companies with substantially greater financial means than we possess, which places us at a competitive disadvantage in obtaining such resources. Accordingly, we cannot be certain that we will be able to obtain the human and physical resources we may need from time to time or to obtain them at an affordable cost.

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

A MAJORITY OF OUR DIRECTORS AND EXECUTIVE OFFICERS LACK SIGNIFICANT EXPERIENCE OR TECHNICAL TRAINING IN EXPLORING FOR PRECIOUS METAL DEPOSITS
AND DEVELOPING MINES.

In June 2006, Richard S. Kunter was elected a director and appointed vice president - research and development. He brings to the board knowledge, training, and experience previously lacking. Mr. Kunter has a B.S. and an M.S. in metallurgical engineering, both from the University of Idaho, and, after that, he received a two-year research fellowship from the Idaho National Engineering Laboratory Since that time, he has acquired over 35 years of experience in mining and metallurgy, including employment and consulting with Newmont Pty. Ltd. (Australia), Homestake Mining Company, Advanced Sciences, Inc., Behre Dolbear & Company, and Kennecott Copper Co. Since 1991, his consulting services have been under the auspices of Richard S. Kunter & Associates, a consulting metallurgical engineering firm. Professionally, Mr. Kunter is a member of the Society for Mining, Metallurgy, and Exploration and of the Minerals, Metals, and Materials
Society in the United States, and a fellow of the Australasian Institute of Mining and Metallurgy in Australia.

Prior to June 2006, our directors and executive officers lacked significant experience or technical training in exploring for precious mineral deposits and developing mines. Accordingly, our management may not have been fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not have taken into account standard engineering or managerial approaches, such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could have suffered irreparable harm due to management's lack of experience in the industry.

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

We have incurred net losses since our inception, with accumulated losses of $31,952,376 as of October 31, 2006, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.

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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

As of October 31, 2006, approximately 27,265,255 shares of our common stock were authorized but unissued; of these, 4,469,230 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock. 5,000,000 shares of preferred stock are also authorized; these shares may be issued at any time and upon any terms deemed appropriate by the board of directors.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This annual report contains statements about the company's business, planned operations, financial projections, and corporate strategy that may constitute "forward-looking" statements within the meaning of federal securities laws. Such forward-looking statements are based largely on the company's current expectations, plans, beliefs, and assumptions. They inherently involve involve known and unknown risks and uncertainties, some of which may be beyond the company's control, that may cause the company's actual results in future periods to differ materially from those presented in this report. These may include, but are not limited to, changes in the prevailing prices of metals were are planning to produce, the availability of capital for project financing, competitive factors, and other unforeseen difficulties and uncertainties in the business in which we may operate. They may also include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business."

The following terms or statements are or may constitute forward-looking statements:

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

ITEM 2 - DESCRIPTION OF PROPERTY

We hold interests in three properties, referred to as the Franklin Lake site, the Amargosa Facility (formerly known as the Farm), and the South San Francisco office.

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

The summary further states:

"Naxos [FKLR's predecessor] first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between 1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin Lake."

And, the summary concludes:

"No further work or expenditures are recommended for the Franklin Lake property."

Exploration Difficulty and Change of Strategy

When new management took office early in the year 2000, it was generally aware of the company's inability to meet its current obligations and its failure to find precious metals, but it was not aware of the poor reports it had received from engineering and assay firms. Recognizing the need for immediate action on both fronts, and in an attempt to gain the maximum benefit at the lowest cost, the new management decided to:

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

During the fiscal year ended October 31, 2004, and October 31, 2005, we reduced testing on the Franklin Lake silica material (see “Significant Trends” below). In 2004, we discussed a strategic alliance agreement with MR3 Systems, Inc., a company which claimed expertise in the extraction, separation, recovery, and purification of precious and base metals from various solutions. Although it had a limited record of commercial success in the field, it had personnel with relevant training and experience and it had recently entered into a contract with an agency of the U.S. Government which, we believed, added substantially to its credibility. On November 30, 2004, we entered into a more limited metals extraction agreement under which MR3 Systems would construct a turn-key processing system in our existing facility at Amargosa Valley, Nevada. Subsequent to the end of the fiscal year, we sent a notice to MR3 that we were terminating the agreement effective immediately for its failure to meet its obligations. As of January 20, 2007, we had not received any notice from MR3 that it disagrees with any of the facts or conclusions stated in our notice.

During 2005, we also began to look into the possibility of using our facility as a toll station, that is, doing contract processing of material for other mining and exploration companies. We have been making incremental improvements to the equipment and the facility for several years and we believe there is a market for this service. In 2005, we obtained one contract for this service and received $4,585 for our work, but we have not done any similar business since then (nor have we made an effort to solicit such business), and we cannot predict whether we will be able to continue to provide the service and to do so profitably.

The Amargosa Facility

The Amargosa facility, formerly referred to as the Farm, is located in Amargosa Valley, Nevada (approximately 7.5 miles from Franklin Lake) and is owned by Father Gregory Ofiesh, President and CEO of the Company. The portion used by the company covers 8 acres surrounded by a cyclone fence. It contains a warehouse type building, two operations buildings (including laboratory and pilot plant equipment), a garage, an office, and two mobile homes used as living quarters for persons working at the site. Until April 1, 2002, Father Ofiesh had allowed the Company limited use, primarily for storage, without charge. In the spring of 2002, in view of the expiration of the lease of our primary laboratory and pilot plant at Death Valley Junction and the acquisition of plant equipment from Xenolix, we determined that our equipment should be combined into one facility, and further determined that the Amargosa Facility would be an excellent location. (See "Item 12 - Certain Relationships and Related Transactions" below.)

We moved the equipment from the company's previous facility at Death Valley Junction and the equipment acquired from Xenolix Technologies (located in Winslow, Arizona) to the facility and assembled it, along with the equipment already there, into a single processing facility. We believe that the plant we have assembled will allow us to process several tons of material a day.

During 2006, we sold all the equipment at the facility to Father Ofiesh. This was done in consid- eration of his continuing to provide capital to the company, and specifically for the payment of $50,000, as the purchase price. As part of that transaction, Father Ofiesh agreed to lease the equipment back to the company for $1.00 per month, through the end of the lease on the property, March 31, 2008.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of December 31, 2006,
we had 17,734,745 shares of common stock outstanding. There were approximately 860 record owners and approximately 2,660 beneficial owners of our common shares. There were options outstanding to purchase an additional 1,769,770 shares, at an exercise price of $0.13 per share and warrants to purchase 2,700,000 shares at $0.10 per share.

The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

Period	High	Low

Nov 1, 2004 to Jan 31, 2005	$0.35	$0.18
Feb 1, 2005 to Apr 30, 2005	0.27	0.16
May 1, 2005 to Jul 31, 2005	0.80	0.16
Aug 1, 2005 to Oct 31, 2005	0.80	0.35

Nov 1, 2005 to Jan 31, 2006	0.40	0.18
Feb 1, 2006 to Apr 30, 2006	0.45	0.15
May 1, 2006 to Jul 31, 2006	0.40	0.12
Aug 1, 2006 to Oct 31, 2006	0.59	0.15

Nov 1, 2006 to Jan 19, 2007	0.49	0.15

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

				NUMBER OF
DATE	CLASS	AMOUNT	PRICE	PURCHASERS

Jan 31, 2006	Common, $0.001 par value	602,000	$0.10	1
Common stock warrants		602,000(1)	--	1

Jan 31, 2006	Common, $0.001 par value	217,500(2)	0.10	1
Common stock warrants		217,500(1)	--	1

Apr 30, 2006	Common, $0.001 par value	910,000	0.10	1
Common stock warrants		910,000(1)	--	1

Apr 30, 2006	Common, $0.001 par value	217,500(2)	0.10	1
Common stock warrants		217,500(1)	--	1

Jul 31, 2006	Common, $0.001 par value	217,500(2)	0.10	1
Common stock warrants		217,500(1)	--	1

Oct 25, 2006	Common, $0.001 par value	230,770(3)	0.13	1

Oct 31, 2006	Common, $0.001 par value	318,000	0.10	1
Common stock warrants		318,000(1)	--	1

Oct 31, 2005	Common, $0.001 par value	217,500(2)	0.10	1
Common stock warrants		217,500(1)	--	1
-----------------------------------------------------------------------------
(1)	Exercisable at $0.10 per share
(2)	Issued in exchange for rent and services
(3) Pursuant to exercise of an option
===============================================================================

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2006.

Introduction

The Company is an exploratory stage mining company, that is, we have claims on land owned by the  United States Government, but we have not proven that they contain precious metals having commercial value.  Both internally and using independent laboratories, we have conducted numerous tests on the silica which has  been the raw material on which our efforts have focused, but we have not been able to devise a process that will achieve our objectives. In our Report for the fiscal year ended October 31, 2005, we stated: "In our Re-port for fiscal year ended October 31, 2004, we said that if we were not successful by the end of the fiscal year,  ending October 31, 2005, it is likely that we would abandon our efforts with respect to this property. Whether  we would do that or not, we may explore other alternatives, including filing claims on other property, entering  into contracts with other businesses whose resources may be helpful to us, or using the Amargosa facility to do processing for third parties. Regardless which situation develops, as stated elsewhere in this Report, there can be no assurance that we will be successful and that we will be able to continue in business."

[quotation marks added above to define the quote from last year -- following paragraph added]

        We were not successful by the end of the fiscal year ended October 31, 2005, nor did we pursue seriously any of the other options just described. In general, those alternatives seemed too expensive in view of our limited financial resources and/or too difficult in view or our limited personnel. Instead, we decided to continue our existing efforts. In this regard, although we have not yet been successful nor do we have any assurance that we ever will be, we have been encouraged by informal comments to our other officers  and our directors by Richard Kunter, our new director and vice president - research and development.

Results Of Operations For Fiscal Year Ended October 31, 2006

With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2006 was 1.2, compared with 1.9 as of October 31, 2005. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At October 31, 2006, we had working capital in the amount of $7,046, compared with $6,662 at October 31, 2005 (see “Plan of Operation for Fiscal Year 2006-2007,” below).

        During fiscal year 2006, the Company incurred mineral exploration costs of $225,048 (including depreciation and amortization of $39,876) on our Franklin Lake properties. During fiscal year 2005, we incurred such costs of $192,823 (including depreciation and amortization of $39,876). We expect exploration costs to increase over the next twelve months, as we increase our expenses at Franklin Lake and the Amargosa facility in a further effort to extract precious metals from the playa,

        During the fiscal year ended October 31, 2006, the Company did not have any revenue from operations. In the prior year, it had revenue from operations of $4,585, all from operating the Amargosa facility as a toll station, processing material for other parties (See Plan of Operation for Fiscal Years 2006 - 2007.) This was the first year since the company's inception that it had any revenue from operations.

        The operating loss for fiscal year 2006 was $361,645 or $0.02 per share, compared to an operating loss of $320,160, or $0.03 per share, for the year 2005. The weighted average number of shares in the per-share calculations was 16,280,956 in fiscal year 2006, and 12,979,787 in fiscal year 2005.

        As of October 31, 2006, the Company's cash balance was $35,942, compared to $8,652 on October 31, 2005. (Between the fiscal year end on October 31, 2006, and January 19, 2007, the company received $10,000 from the sale of its shares, all upon the exercise of warrants by the Company president.)

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

Plan Of Operation For Fiscal Year 2006-2007

        During the fiscal year ended October 31, 2006, the Company began working with Arrakis, Inc., a mining engineering firm in Englewood, Colorado, to assist us in completing the Amargosa facility so that it will be able to operate a pilot plant and process material from the playa. During the 2006 year, largely for financial reasons, we reduced our use of Arrakis's services. We are, however, continuing to search for another party or parties which will have financial resources or other assets, technology, and personnel complementary to ours, with which we can joint venture in order to increase our chances of being able to find and extract precious metals from the playa. There are, however, financial, technical, and other obstacles and there is no assurance that we will be successful.

        At January 19, 2007, we had cash on hand of $4,161. Father Ofiesh, the Company president, in a News Release issued November 21, 2005, said that he personally would invest $250,000 in the Company to complete the pilot plant - including ordinary operating expenses during that period of time. He completed this commitment on October 17, 2006. Since October 31, 2006 and through January 19, 2007, Father Ofiesh has invested another $10,000, and has informed the company that he will invest an- other $90,000, a total of $100,000 by May 31, 2007 (all such funds will be pursuant to the exercise of warrants). In addition to such funds from Father Ofiesh, during the past year, Roger Graham, vice president - operations, invested $30,000 in Company common stock upon the exercise of options, and, since the end of the year, an existing stockholder has orally informed the company that he will invest $25,000 in a private placement by January 31, 2007, the last day of the company's fiscal first quarter.

The company is hopeful that such funds will be sufficient to carry it through May or June 2007.  If we are not able to obtain additional funds to continue operations after such funds are consumed, the company may not be able to continue in business.

Item 7 - FINANCIAL STATEMENTS

FRANKLIN LAKE RESOURCES, INC.
Financial Statements
With Report of Independent Registered Accounting Firm

______________________________________________________________________
                                    Madsen & Associates CPA’s, Inc.

Contents

Accountant’s Report…………...............….......................................F-1

Balance Sheet......................…...........….....................................…F-2

Statement of Operations..…...….......….............…..........................F-3

Statement of Stockholders’ Equity…...........................................…F-4

Statement of Cash Flows.......…....…..............................................F-8

Notes to the Financial Statements.…..............................................F-9

Franklin Lake Resources, Inc.
(An Exploration Stage Company)
South San Francisco, CA

Report of Independent Registered Accounting Firm

We have audited the accompanying balance sheets of Franklin Lake Resources, Inc. (An Exploration Stage Company) as of October 31, 2006 and October 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002 and from the period from the date of inception on May 23, 1986 to October 31, 2002 were unaudited.

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

In our opinion, these consolidated financial statements present fairly, in all material aspects, the financial position of Franklin Lake Resources, Inc. as of October 31, 2006 and October 31, 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Madsen & Associates CPA’s, Inc.
January 12, 2007
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

October 31,
ASSETS	2006
Current Assets:
Cash	$35,942

Total Current Assets	35,942

Fixed Assets:
Office furniture & equipment	30,101
Plant equipment	-
Accumulated depreciation	(30,101)
Total Fixed Assets	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867
Water rights	25,000
Total Other Assets	44,867

Total Assets	$80,809

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	28,896
Total Current Liabilities	28,896

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
17,737,745 issued and outstanding	17,734
Additional Paid-In Capital	31,986,555
Accumulated Deficit	(31,952,376)
Total Stockholders' Equity	51,913

Total Liabilities and Stockholders' Equity	$80,809

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			Cumulative from
			Inception
			(May 23,1986) to
			October 31,2006
			(Unaudited)
	Year Ended October 31, 2006	Year Ended October 31, 2005	from date of Inception (May 23, 1986) to October 31, 2002

Revenues
Material processing fees		$4,585	$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	191,318	152,947	16,307,723

Depreciation/amortization expenses	33,730	39,876	3,720,244

General and administrative	134,838	136,507	10,814,000

Impairment of patents & intellectual property	-	-	1,162,792

Total Expenses	359,886	329,330	32,004,759

Other Income:
Gain on sale of plant equipment	21,587		21,587
Precious metal sales	-	-	26,211

Net Loss	(338,299)	(324,745)	(31,952,376)

Weighted Average Shares
Common Stock Outstanding	16,280,956	12,979,787
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.02)	$(0.03)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
From Inception (May 23, 1986) through October 31, 2006
(Unaudited) from Inception (May 23, 1986) to October 31, 2002

	Common	Common		(Restated)	(Restated)
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

May 1986 common stock issued
Net Loss from inception to October 31, 1986	-	-	-	(7,379)	(7,379)

Net Loss for the year ended October 31, 1987	-	-	-	(49,050)	(49,050)

Fiscal 1988 common stock issued
for cash at $.50 per share	15,000	15	7,455	-	7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)	(17,156)

Fiscal 1989 common stock issued
for cash at $1.65 per share	187,633	188	308,553	-	308,741

Fiscal 1989 common stock issued for
mineral property; $1.15 per share	30,000	30	34,395	-	34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)	(210,686)

Fiscal 1990 common stock issued
for cash at $5.48 per share	194,726	195	1,066,635	-	1,066,830

Fiscal 1990 common stock issued
for mineral property; $1.16 per share	40,000	40	46,400	-	46,440

Fiscal 1990 common stock issued
for services at $30.54 per share	2,401	2	73,313	-	73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued
for cash at $3.60 per share	275,903	276	994,700	-	994,976

Fiscal 1991 common stock issued
for mineral property; $9.16 per share	16,500	17	151,059	-	151,076

Fiscal 1991 common stock issued
for debt payment at $4.04 per share	78,924	79	318,691	-	318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)	(578,573)

Fiscal 1992 common stock issued
for cash at $5.09 per share	195,864	196	996,469	-	996,665

Fiscal 1992 common stock issued
for mineral property; $6.96 per share	87,648	88	610,381	-	610,469

Fiscal 1992 common stock issued
for license at $3.40 per share	40,000	40	136,040	-	136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued
for subsidiary at $9.04 per share	276,741	276	2,221,550	-	2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued
for cash at $10.65 per share	339,400	339	3,613,155	-	3,613,494

Fiscal 1994 common stock issued
for subsidiary at $25.90 per share	2,500	3	64,747	-	64,750

Fiscal 1994 common stock issued
for director at $8.32 per share	25,000	25	208,100	-	208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued
for cash at $14.30 per share	208,359	208	2,979,872	-	2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share	23,100	23	355,642	-	355,665

Fiscal 1995 common stock issued
for equipment at $16.58 per share	1,800	2	29,833	-	29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued
for cash at $14.23 per share	316,024	316	4,496,619	-	4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share	30,970	31	1,267,852	-	1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued
for cash at $16.13 per share	270,608	271	4,365,253	-	4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued
for cash at $18.28 per share	198,928	199	3,636,543	-	3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dulition agreement	24,444	24	-24	-	-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued
for cash at $5.44 per share	24,060	24	130,879	-	130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued
for cash at $.65 per share	375,800	376	245,164	-	245,540

Fiscal 2000 common stock issued
for payables at $.97 per share	55,000	55	53,136	-	53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution
for shares previously paid for	-	-	17,531	-	17,531

Fiscal 2001 common stock issued
for debt at $.82 per share	47,500	48	38,986	-	39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued for loans
advanced in 2001of $100,000 and cash of $50,000 in 2002
at $.25 per share	600,000	600	149,400	-	150,000

February 27, 2002; common stock issued
for cash at $.25 per share	120,000	120	29,880	-	30,000

March 15, 2002; common stock issued for compensation,
rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000	-	500,000

March 23, 2002; common stock issued
for cash at $.25 per share	400,000	400	99,600	-	100,000

March 25, 2002; common stock
for payables at $ .64 per share	2,000	2	1,270	-	1,272

April 8, 2002; common stock issued in connection with
Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589	-	1,297,790

April 8, 2002; common stock issued in connection with
Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473	-	64,575

September 9, 2002; common stock issued
for cash at $.25 per share	80,000	80	19,920	-	20,000

Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued
for cash at $ .35 per share	857,143	857	299,143	-	300,000

January 22, 2003 exercise of warrants
at $.25 per share	200,000	200	49,800	-	50,000

March 26, 2003 common stock issued
for cash at $.35 per share	71,429	71	24,929	-	25,000

Net Loss for the year ended October 31, 2003	-	-	-	(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602	-	-

July 20, 2004 common stock issued for cash
at $.10 per share	250,000	250	24,750	-	-

July 20, 2004 common stock issued for
compensation, rent and cash advance	1,751,570	1,752	173,405	-	175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870	-	-

Net (loss) for year				(345,424)	(345,424)

Jauary 31, 2005 common stck issued for
cash at $.10 per share	750,000	750	74,250	-	75,000

January 31, 2005 common stock issued for
compensation and rent	217,500	218	21,532	-	21,750

April 30, 2005 common stock issued for cash
at $.10 per share	250,000	250	24,750	-	25,000

April 30, 2005 common stock issued for
compensation and rent	217,500	217	21,533	-	21,750

July 31, 2005 common stock issued for
cash at $.10 per share	50,000	500	49,500	-	50,000

July 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	218	21,532	-	21,750

October 31, 2005 common stock issued for
cash at $.10 per share	620,000	620	61,380	-	62,000

October 31, 2005 comon stock issued for
compensation and rent at $.10 per share	217,500	217	21,533	-	21,750

Net (loss) for period				(329,330)

January 31, 2006 common stock issued for
cash at $.10 per share	602,000	$602	$59,598		$60,200

January 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

April 30, 2006 common stock issued for
cash at $ .10 per share	910,000	$910	$90,090		$91,000

April 30, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

July 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

October 25, 2006 common stock issued for
cash at $.13 per share	230,770	$230	$29,770		$30,000

October 31, 2006 common stock issued for
cash at $.10 per share	318,000	$318	$31,482		$31,800

October 31, 2006 common stock issued for
services at $.10 per share	217,500	217	21,533		21,750

Capital contrbuted by officer			1,000		1,000

Net (loss) for period				(338,299)	(337,299)

Balances at October 31, 2006	17,734,745	17,734	31,986,555	(31,952,376)	51,913

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative from
			Inception
			(May 23,1986) to
			October 31, 2006
			(Unaudited)
	Year Ended October 31, 2006	Year Ended October 31, 2005	from date of Inception (May 23, 1986) to October 31, 2002
Cash Flows used in Operating Activities:
Net Loss	$(338,299)	$(324,745)	$(31,952,376)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	33,730	39,876	3,678,368
Proceeds - Net book value of equipment ,licenses,
properties sold / abandoned	-	-	2,621,265
Gain on sale of plant equipment	(21,587)		(21,587)

Impairment of patents & Intellectual property	-	-	1,162,792

Common stock issued for compensation, rent and expenses	87,000	87,000	752,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	598	(166)

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	26,308	562	26,308

Net cash used in operations	(212,250)	(197,473)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	(10,243)	(869,836)
Sale of plant equipment	50,000		50,000
Acquisition of water rights	(25,000)		(25,000)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	25,000	-	(3,021,913)

Cash Flows from Financing Activities:
Common stock issued for cash	213,000	2,112,000	23,754,611

Loan proceeds	-	-	2,202,407

Advances (repayments) from officers/directors/affiliates	1,000		494,350

Cash Flows from Financing Activities	214,000	212,000	26,237,368

Net Increase (Decrease) in Cash	27,290	4,284	35,942

Cash at Beginning of Period	8,652	4,368	-
Cash at End of Period	$35,942	$8,652	$35,942

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation, rent and officers advances	$87,000	$201,157	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	602	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

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

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. The Company's principal property consists of interests in 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley Junction, California.

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

FRANKLIN LAKE RESOURCES, INC
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

(c)  Dividend Policy

The Company has not adopted a policy regarding the payment of dividends and does not anticipate payment of dividends in the forseeable future.

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

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On October 31, 2006 and 2005, the Company had net operating losses to be carried forward in the amounts of $31,815,000 and $31,614,000, respectively. The tax benefits of approximately $4,772,500 at October 31, 2006 and $4,742,000 at October 31, 2005 have been fully offset by a valuation reserve because the user of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2005 through 2026.

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

3. SALE OF EQUIPMENT

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to sale substantially all of it’s equipment related to the exploration activities to the Company President for the sum of $50,000. Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008. The equipment was sold “as is” without any warranties, express or implied. The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals, were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale. Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month. This amount has been reflected as an operating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

4. COMMON STOCK

The trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. During the year ended October 31, 2006, the Company issued 1,830,000 shares at $.10 per share for cash to the President of the Company and 230,770 shares at $.13 per share to a key employee who exercised stock options to purchase the shares of stock. The Company also issued 870,000 shares at $.10 per share to the President of the Company as payment for compensation and rent during the October 31, 2006 fiscal year. The Company issued 2,120,000 shares at $.10 per share for cash during the year ended October 31, 2005. The Company also issued 870,000 shares at $.10 per share as payment for compensation and rent during the year ended October 31, 2005. All of these shares were issued to the President of the Company.

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

	2006	2005

Balances at beginning of year	$-	-

Management fees at $4,000 per month	48,000	48,000

Corporate office rent, supplies, and
overhead at $2,000 per month	24,000	24,000

Test plant / exploration property rental
at $1,250 per month	15,000	15,000

Advances to company for operating	-
capital	-	-
Total for fiscal year	87,000	87,000

870,000 shares valued at $.10 per share for above services & rent, for both years ended October 31, 2006 and 2005	(87,000)	(87,000)

Balances owed to officer at end of year	$-	$-

Legal fees to paid officer	$29,000	$30,000

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

6. STOCK OPTIONS & WARRANTS

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant, as shown below:

Stock Options:		Weighted Average
	Number of	Exercise
	Shares	Price
Balances outstanding; October 31, 2004	2,125,000	$0.13

Expired	(125,000)	0.13
Balances outstanding; October 31, 2005	2,000,000	$0.13
Exercised	(230,770)	$0.13
		-
Balances outstanding; October 31, 2006	1,769,230	$0.13

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2005

	Number
	Outstanding &	Average	Exercise
	Issuable	Contractual Life	Price
Exercise Prices:
$.13 on March 4, 2009	1,769,230	5	0.13
Totals and averages	1,769,230	5	$0.13
	Number of
	Shares Subject	Exercise	Expiration
	to Stock Options	Price	Date
Employee and legal counsel	1,769,230	0.13	04-Mar-09
Total	1,769.230

Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
Balances outstanding, October 31, 2004	857,143.50		11/30/2004
	71,429.50		03/31/2005
	1,130,000.10		10/29/2005
Total at October 31, 2004	2,058,572

Issued January 31, 2005	967,500.10		01/01/2006
Issued April 30, 2005	467,500.10		04/30/2006
Issued July 31, 2005	717,500.10		07/31/2006
Issued October 31, 2005	837,500.10		10/31/2006
Epiired November 30, 2004	(857,143)
Expired March 31, 2005	(71,429)
Expired October 29, 2005	(1,130,000)

Total outstanding October 31, 2005	2,990,000

Issued- January 31, 2006	819,500	0.10	01/31/2007

Issued- April 30, 2006	1,127,500	0.10	04/30/2007

Issued- July 31, 2006	217,500	0.10	07/31/2007

Issued- October 31, 2006	535,500	0.10	10/31/2007
Expired January 31, 2006	(967,500)
Expires- April 30, 2006	(467,500)
Expires - July 31, 2006	(717,500)

Expires- October 29, 2005	(837,500)

Total outstanding at October 31, 2006	2,700,000

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

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

7. METALS EXTRACTION AGREEMENT

On November 30, 2004, the Company entered into a Metals Extraction Agreement with MR3 Systems, Inc. (MR3) whereby both parties agreed to jointly build and operate a facility at the Amargosa site to process source material from Franklin Lake Playa in order to extract precious metals for sale to refiners and other third parties. As part of the agreement MR3 was to obtain financing to construct and operate the facility. MR3 had represented to the Company that it had developed the technology necessary for such extraction.

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. The Company does not believe MR3 has any legal basis to contest the termination and, as of January 12, 2007, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

During the year ended October 31, 2005 the Company incurred less than $10,000 in direct costs associated with this failed agreement. These costs have been charged to operations.

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

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

===================================================================================
NAME	AGE	POSITION(S)	SERVICE BEGAN
-----------------------------------------------------------------------------------
Father Gregory Ofiesh	75	Director, President, Chief	March 2000
		Executive Officer and
		Acting Chief Financial Officer
------------------------------------------------------------------------ ----------
Kamal Alawas	54	Director	January 2002
-----------------------------------------------------------------------------------
Stanley Combs	58	Director	July 1998
-----------------------------------------------------------------------------------
Paul Kaser	52	Director	January 2002
-----------------------------------------------------------------------------------
Richard Kunter	63	Director, Vice President - Research	June 2006
		and Development
-----------------------------------------------------------------------------------
Peter Boyle	67	Vice President - Regulatory Affairs,	August 2000
		Secretary
------------------------- ---------- ----------------------------------- ----------
Roger Graham	39	Vice President - Operations	January 2001
===================================================================================
Note: The full board, with the exception of Father Ofiesh, who is also President and CEO, act as the audit committee, the compensation committee, and the governance committee.

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

RICHARD S. KUNTER, director and vice president - research and development, was elected to the board in June 2006, and appointed an officer the following month. He does not work full time for the company, but serves primarily in the role of a consultant to Roger Graham. He brings to the board knowledge, training, and experience previously lacking. Mr. Kunter has a B.S. and an M.S. in metallurgical engineering, both from the University of Idaho, and, after that, he received a two-year research fellowship from the Idaho National Engin- eering Laboratory. Since that time, he has acquired over 35 years of experience in mining and metallurgy, including employment and consulting with Newmont Pty. Ltd. (Australia), Homestake Mining Company, Advanced Sciences, Inc., Behre Dolbear & Company, and Kennecott Copper Co. Since 1991, his consulting services have been under the auspices of Richard S. Kunter & Associates, a consulting metallurgical engin- eering firm. Professionally, Mr. Kunter is a member of the Society for Mining, Metallurgy, and Exploration and of the Minerals, Metals, and Materials Society in the United States, and a fellow of the Australasian Institute of Mining and Metallurgy in Australia.

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

================================================================================
				LONG-TERM
		ANNUAL	COMPENSATION	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTIONS (#)

	2006	$48,000*	$0	0
Father Gregory Ofiesh
President, CEO, Director	2005	$48,000*	$0	0
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

========================================================================================
TITLE OF		PERCENT
CLASS	STOCKHOLDER	SHARES OWNED	OF CLASS *
--------------------------------------------------------------------------------
Common	Father Gregory Ofiesh	13,571,570(1)	61.1
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Kamal Alawas	0 (2)	0.0
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Stanley Combs	6,250 (3)	(less than
	172 Starlite Street		0.1%)
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Paul Kaser	392,000(4)	1.8
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Richard Kunter	0	0.0
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Peter Boyle	1,005,000(5)	4.5
	172 Starlite Street
	So. San Francisco, CA 94080
----------------- --------------------------------------------------------------
Common	Roger Graham	1,000,000(6)	4.5
	172 Starlite St.
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Forrest Godde	811,166(7)	3.7
	P.O. Box 1152
	Lancaster, CA 93584-1152
--------------------------------------------------------------------------------
Common	Prudent Bear Fund	857,143(8)	3.9
	8140 Walnut Hill Lane
	Suite 300
	Dallas, TX 75231
----------------- --------------------------------------------------------------
Common	Officers and Directors as a Group	15,974,820	72.0
------------------------------------------------------------------------------------------
* Assuming exercise of all outstanding warrants and options
(1) Fr. Ofiesh is President, CEO and a director; ownership includes warrants to purchase
      2,700,000 shares.
(2) Mr. Alawas is a director.
(3) Mr. Combs is a director.
(4) Mr. Kaser is a Director.
(5) Mr. Boyle is an officer; ownership includes an option to purchase 1,000,000 shares.
(6) Mr. Graham is an officer; ownership includes an option to purchase 769,230 shares.
(7) Mr. Godde is an investor who is neither a director, an officer, nor an employee of the Company.
(8) Prudent Bear Fund is an investment advisor registered under the Investment Company
      Act of 1940, as amended.
==========================================================================================

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

Stock Options Outstanding - Directors & Officers

As Of January 19, 2007

===================================================================
Expiration Date	Exercise Price	Number of Common Shares
-------------------------------------------------------------------
March 4, 2009	$0.13	1,769,230
-------------------------------------------------------------------
Total		1,769,230
===================================================================

WARRANTS OUTSTANDING - DIRECTORS & OFFICERS
AS OF JANUARY 19, 2007

===================================================================
Expiration Date	Exercise Price	Number of Shares
-------------------------------------------------------------------
1-31-07	$0.10	819,500
-------------------------------------------------------------------
4-30-07	$0.10	1,127,500
-------------------------------------------------------------------
7-31-07	$0.10	217,500
-------------------------------------------------------------------
10-31-07	$0.10	535,500

TOTAL:		2,700,000
====================================================================

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
herein by reference.

Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the year ended October 31, 2006:

Date	Item(s)
----	-------

11-22-05	9.01
12-27-05	8.01
07-06-06	5.02, 8.01, 9.01
09-15-06	8.01, 9.01

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accounting firm was Madsen and Associates, CPAs, Inc. For the fiscal year ended October 31, 2006, we paid fees to that firm as shown in the following table:

Year Ended October 31, 2006

Audit and Quarterly Review Fees	$7,221
Audit-related Fees	0
Tax Fees	0
All Other Fees	0
Total Fees	$7,221

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRANKLIN LAKE RESOURCES, INC.

Dated: January 26, 2007	/s/ Father Gregory Ofiesh
----------------------------------
President, Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh	President, Chief Executive	January 26, 2007
--------------------------	Officer, Acting Chief
Financial Officer, Acting
Principal Accounting
Officer, Director

/s/ Kamal Alawas	Director	January 26, 2007
-------------------------

/s/ Stan Combs	Director	January 26, 2007
-------------------------

/s/ Paul Kaser	Director	January 26, 2007
-------------------------

/s/ Richard Kunter	Director	January 26, 2007
-------------------------

/s/ Peter Boyle	Secretary	January 26, 2007
-------------------------

____________________
Form 10-KSB 103106 F