Form 10QSB
period 2007-01-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2007-03-14
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2007
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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the ast 12 months , and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Applicable Only to users Involved in Bankruptcy Proceeding during the Preceding Five Years N/A

Applicable Only to Corporate Users -- Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date 18,034,745 shares as of February 28, 2007

Transitional Small Business Disclosure Format Yes ☐ ☒

PART I -- FINANCIAL STATEMENTS

Item 1 Financial Statements
FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	January 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$10,110	$35,942

Total Current Assets	10,110	35,942

Fixed Assets:
Office furniture & equipment	30,101	30,101
Accumulated depreciation	(30,101)	(30,101)
Total Fixed Assets	-	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	25,000
Total Other Assets	26,117	44,867

Total Assets	$36,227	$80,809

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	9,959	28,896
Advances from officer/shareholder	41,750
Total Current Liabilities	51,709	28,896

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
17,737,745 issued and outstanding at January 31	17,734	17,734
Additional Paid-In Capital	31,986,555	31,986,555
Accumulated Deficit	(32,019,771)	(31,952,376)
Total Stockholders' Equity	(15,482)	51,913

Total Liabilities and Stockholders' Equity	$36,227	$80,809

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	3 months ended January 31,
	2007	2006	Cumulative from date of Inception (May 23, 1986) to January 31, 2007

Revenues
Material processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	27,918	49,918	16,335,641

Depreciation/amortization expenses	-	10,119	3,720,244

General and administrative	39,477	34,776	10,853,477

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	67,395	94,813	32,072,154

Other Income:
Gain on sale of equipment			21,587
Precious metal sales	-	-	26,211

Net Loss	(67,395)	(94,813)	(32,019,771)

Weighted Average Shares
Common Stock Outstanding	17,737,745	14,813,081
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	3 months ended January 31,
	2007	2006
Cash Flows used in Operating Activities:
Net Loss	$(67,395)	$(94,813)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation	-	10,119

Common stock issued for compensation, rent and expenses	-	21,750
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	-

(Increase) refund of reclamation bonds outstanding	-	-
Increase in Advances from officer/shareholder	21,750

Increase (decrease) in accounts payable and accrued liabilities	(187)	1,136

Net cash used in operations	(45,832)	(61,808)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	-

Acquisition of mineral properties	-	-

Total Cash Flows Used by Investing Activities	-	-

Cash Flows from Financing Activities:
Advances from officer/shareholder	20,000
Common stock issued for cash	-	60,200

Cash Flows from Financing Activities	-	60,200

Net Increase (Decrease) in Cash	(25,832)	(1,608)

Cash at Beginning of Period	35,942	8,652

Cash at End of Period	$10,110	$7,044

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2007

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

Basis of Presentation

The Interim financial statements of the Company for the three months ended January 31, 2007, were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2007

(c)  Dividend Policy

The Company has not adopted a policy regarding the payment of dividends and does not anticipate payment of dividends in the foreseeable future.

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

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On January 31, 2007, the Company had estimated net operating losses to be carried forward in the amounts of $31,600,000. The tax benefit of approximately $4,680,000 at January 31, 2007 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires in varying amounts generally annually through 2025.

FRANKLIN LAKE RESOURCES, INC.
(Formerly Naxos Resources, Ltd.)
(An Exploration Stage Company)
Notes to Interim Financial Statements
January 31, 2007

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

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company did not issue any shares during the three months ended January 31, 2007, but received management services and rental space and related services having an agreed value of $21,750, and also received $20,000 in cash advances. If shares had been issued, the president of the Company would have received 417,500 shares of Company stock. The shares will be issued during the second quarter, along with additional shares for services and further advances the president has agreed to make. Just a few days after the end of the first quarter, the Company received $25,000 from an existing stockholder in a private placement. In return, the company issued to him 100,000 shares of common stock at $0.25 per share and a warrant to purchase an additional 100,000 shares at the same price for a period of one year.

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
January 31, 2007

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

In 2004, the Company granted 2,000,000 five-year stock options to two officers of the Company as consideration for their past services and as incentive for future services. All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant.  In October 2006 (the last month of the preceding fiscal year), 230,770 options were excersied by an officer.  As of January 31, 2007, there were 1,769,230 options and 2,700,000 warrants outstanding. 819,500 of the warrants were scheduled to expire on January 31, 2007, and the remainder were scheduled to expire in varying numbers at the end of each of the subsequent quarters during the current fiscal year ending October 31, 2007 (as detailed in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006). In January, however, the board of directors extended expiration dates of all such warrants for a period of one year, so that the warrants will now expire on January 31, 2008, and at the end of the following quarters during the fiscal year ending October 31, 2008.

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

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of March 2, 2007, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputes the termination.

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

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application for our pilot plant testing facility in Amargosa Valley, Nevada, with the State's Division of Environmental Protection. In addition to routine questions and requests for additional information, they also required that we verify that we will have adequate water resources to operate the facility. Accordingly, we entered into a contract to purchase 10 acre-feet of water rights, at a total cost of $25,000.00, one-fourth of which, $6,250.00, was paid during the fourth quarter of fiscal 2006, with the balance being payable in January 2007. Before making that payment, however, we renegotiated the contract and agreed to purchase only two acre-feet of water, for which we would pay $6,250; since this was the amount we had already paid, no further payment was due.

We have also filed an application to the Bureau of Land Management of the Federal Government for permission to extract the dirt we will need from our claims at Franklin Lake, and we are awaiting its action.

We are currently working with three different types of concentrators and attempting to determine the most effective method of concentrating the raw material and also the most efficient means of processing the resulting concentrate. We are also seeking to obtain the few pieces of additional equipment we still need. If we can do these steps effectively, we should be able to begin using our pilot plant promptly after we receive the appropriate governmental approvals. Our goal is to be able to process three to five tons per day on a regular and consistent basis. At the same time, this should allow us to work out any kinks that may exist in the equipment and processes and to achieve a better yield of gold from our material.

We do not expect the early operation of the pilot plant to be profitable. Accordingly, as our results warrant, we will increase our production in an attempt to achieve profitability as soon as possible. At this time, we have no way of knowing when, or if, that will happen.

Although we had previously stated that we believed we would know, by October 31, 2006, with a higher degree of reliability than before, whether we would ultimately be able to develop an economically viable business, we do not yet have that answer. If, however, it does turn out that the likelihood of success is positive, the company will require funds for additional equipment for the pilot plant, technical and professional consultants, additional technical staff, claims maintenance fees, accounting and auditing, the purchase of water rights, ongoing administrative expenses, and a contingency reserve. We estimate these items will require additional funds of approximately $300,000 to $500,000 to cover the next six months to one year. This is a substantially greater sum than the company has been able to raise in recent years, and, if it cannot obtain such funds, it probably will not be able to continue in business.

At the end of fiscal year on October 31, 2006, we had approximately $36,000 cash on hand. All of the funds received during that year and the prior year were from Father Gregory Ofiesh, our president, a total of $500,000. Still unable to find other investors, during the first quarter of this year, he promised the board of directors that he would invest another $100,000 by exercising warrants he has received in connection with prior investments, and he made two payments of a total of $20,000. Then, at the end of the quarter on January 31, 2007, cash on hand was approximately $10,100. Shortly after this, the company received $25,000 from an existing stockholder in a private placement, and then, at the end of February, we had approximately $18,100 on hand.

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company the Company became obligated to issue 217,500 shares of common stock to Father Gregory Ofiesh in exchange for management services and rent, and another 200,000 shares to him upon his exercise of warrants. A few days after the end of the period, the Company received $25,000 in a private placement from an existing stock- holder, in exchange for 100,000 shares of common stock and a warrant to purchase another 100,000 shares at the same price ($0.25 per share) for one year.

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

None

Item 6 -- Exhibits and Reports on Form 8-K (including Reports filed after the period covered hereby)

EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

REPORTS ON FORM 8-K

Filing Date	Subject
11-13-06	Annual meeting was a success; Roger Graham exercises options

02-15-07	Plans for 5 Ton test; funding in private placement; audit completed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date March 12, 2007

Franklin Lake Resources Inc.
(Registrant)

By /s/ Father Gregory Ofiesh
Father Gregory Ofiesh
President and Chief Executive Officer