Form 10QSB
period 2007-04-30
FRANKLIN LAKE RESOURCES INC /NV
filed 2007-06-14
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2007

Or

☐ lll Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the Transition Period from to

Commission File Number 000-21812

FRANKLIN LAKE RESOURCES INC.
(Exact name of Registrant as specified in its charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Identification Number)

172 Starlite Street, South San Francisco, CA 94080	650-588-0425
(Address of principal executive office)	(Telephone)

N/A
(Former name, address, and fiscal year,
if changed since last report)

Check if issuer (1) filed all reports required to be filed by Section 13 0r 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days

 ☒ Yes ☐ No

Check if issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐ Yes ☒ No

Applicable only to issues involved in bankruptcy proceedings during the preceding five years N/A .

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date 18,034,745 shares as of April 30, 2007 .

Transitional small business disclosure format ☐ Yes ☒ No

PART I -- FINANCIAL STATEMENTS

 Item 1 -- Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

April 30,
ASSETS	2007
Current Assets:
Cash	$3,510

Total Current Assets	3,510

Fixed Assets:
Office furniture & equipment	34,801
Accumulated depreciation	(30,101)
Total Fixed Assets	4,700

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867
Water Rights	6,250
Total Other Assets	26,117

Total Assets	$34,327

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	14,638
Advances from officer/shareholder	43,500
Total Current Liabilities	58,138

Stockholders' (Deficit):
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding at April 30, 2006	18,034

Additional Paid-In Capital	32,179,731
Deficit accumulated during development stage	(32,221,576)
Total Stockholders' (Deficit)	(23,811)

Total Liabilities and Stockholders' (Deficit)	$34,327

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	3 months ended April 30		6 months ended April 30
	2007	2006	2007	2006	Cumulative from date of Inception (May 23, 1986) to April 30, 2007

Revenues
Material processing fees	$-	$-	$-	$-	$4,585
Total Revenue	-	-	-	-	4,585
Expenses:
Mineral exploration costs	14,544	48,552	88,161	98,470	16,395,884

Depreciation/amortization expenses	-	10,119	-	20,238	3,720,244

General and administrative	38,785	36,236	181,039	71,012	10,995,039

Impairment of patents & intellectual
property	-	-	-	-	1,162,792

Total Expenses	53,329	94,907	269,200	189,720	32,273,959

Other Income:
Gain on sale of equipment					21,587
Precious metal sales	-	-	-	-	26,211

Net Loss	(53,329)	(94,907)	(269,200)	(189,720)	(32,221,576)

Weighted Average Shares
Common Stock Outstanding	17,934,745	14,811,953	17,834,745	14,811,953
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			date of inception
	6 months ended April 30,		(May 23,1986) to
	2007	2006	April 30, 2007
Cash Flows used in Operating Activities:
Net Loss	$(269,200)	$(189,720)	$(32,221,576)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation		20,238	3,720,244

Proceeds - net book value of equipment, licenses, properties
Sold/ abandoned		-	2,621,265
Gain on sale of plant equipment			(21,587)

Impairment of patents & intellectual property			1,162,792
Stock based compensation	148,476		148,476

Common stock issued for compensation, rent and expenses	-	43,500	839,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	-	-

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)
Increase in advances from officer/shareholder	43,500		43,500

Increase (decrease) in accounts payable and accrued liabilities	(14,258)	(2,459)	14,638

Net cash used in operations	(91,482)	(128,441)	(23,712,292)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700)	-	(884,779)
Sale of plant equipment			50,000
Acquisition of water rights			(25,000)
Disposal of water rights	18,750		18,750

Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	14,050	-	(2,993,106)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	151,200	23,992,611

Loan proceeds			2,202,407

Advances (Repayments) of debt - affiliates	20,000		513,890

Cash Flows from Financing Activities	45,000	151,200	26,708,908

Net Increase (Decrease) in Cash	(32,432)	22,759	3,510

Cash at Beginning of Period	35,942	8,652	-

Cash at End of Period	$3,510	$31,411	$3,510

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation and rent		$43,500	$880,079
Stock based compensation	$148,476

Common Stock issued for licenses			136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment			2,286,576

Common Stock issued for mineral properties			1,198,075

Common Stock issued for equipment			1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix			-

Equipment returned to satisfy debt , payables			1,299,872

Interest Paid			68,851

Income Taxes Paid			4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 3007

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, the Company moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

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

Basis of Presentation

The Interim financial statements of the Company for the three months and six months ended April 30, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2007

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

(g)  Stock Based Compensation

On November 1, 2006 the Company adopted SFAS 123, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R) regarding the adoption of the provisions of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards beginning in fiscal years ended after December 15, 2005. The Company’s interim financial statements for the three and six months ended April 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense during the period also includes compensation expense for share-based awards that vested in a prior period but that had not been recognized as compensation expense in the prior period financial statements.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2007

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On April 30, 2007, the Company had net operating losses to be carried forward in the amounts of approximately $31,000,000. The tax benefit of approximately $4,650,000 at April 30, 2007 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2027.

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

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 2007

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved. The Company issued 200,000 shares to the President through the exercise of warrants for cash in the amount of $20,000. The Company also issued 100,000 shares with 100,000 warrants to an individual (already a stockholder) for cash in the amount of $25,000. These warrants allow the individual to purchase up to an additional 100,000 shares at an exercise price of $0.25 per share. These warrants expire on February 29, 2008.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space (including supplies and overhead), and use of land and buildings for its new testing and production facility, from its president. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Interim Financial Statements
April 30, 3007

5. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with SFAS 123(R) which was adopted by the Company on November 1, 2006. The Company granted certain employees’ stock options in consideration of past services and as an incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. As of April 30, 2007, there were 1,769,230 options and 2,600,000 warrants outstanding, 2,500,000 of which were held by the President of the Company.  Prior to January 31, 2007, the Company had 819,500 warrants scheduled to expire on January 31, 2007, and 1,127,500 to expire on April 30, 2007 and a total of 753,000 to expire on July 31,2007, and October 31, 2007.  In January the board extended the expiration dates of all such warrants for one year.

The Company makes a determination of the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain complex and subjective variables. These variables, include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25 (APB 25). Under APB 25, when the exercise price of the employee stock options is equal to the estimated market price of the stock on the date of the grant, no compensation expense is recorded. All of the employee stock options issued by the Company prior to November 1, 2006 were issued under that criteria. The Company had previously adopted the disclosure-only provisions of SFAS 123 with respect to share-based payments.

Utilizing the Black-Scholes option-pricing model, the share-based compensation expense for the interim period ended January 31, 2007 totaled $ 148,476. There was no share-base compensation expense recognized during the three months ended April 30, 2007.

6. METALS EXTRACTION AGREEMENT

On November 30, 2004, the Company entered into a Metals Extraction Agreement with MR3 Systems, Inc. (MR3) whereby both parties agreed to jointly expand and operate a facility at the “Amargosa” site to process Source Material from Franklin Lake Playa in order to extract precious metals for sale to refiners and other third parties. As part of the agreement MR3 was to obtain financing to construct and operate the facility. MR3 had represented to the Company that it had developed the technology necessary for such extraction.

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

[END OF NOTES TO FINANCIAL STATEMENTS]

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application for our pilot plant testing facility in Amargosa Valley, Nevada, with the State's Division of Environmental Protection. In addition to routine questions and requests for additional information, they also required that we verify that we will have adequate water resources to operate the facility. Accordingly, we entered into a contract to purchase 10 acre-feet of water rights, at a total cost of $25,000, one-fourth of which, $6,250, was paid during the fourth quarter of fiscal 2006, with the balance being payable in January 2007. Before making that payment, however, we renegotiated the contract and agreed to purchase only two acre-feet of water, for which we would pay $6,250; since this was the amount we had already paid, no further payment was due.

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

At the end of fiscal year on October 31, 2006, we had approximately $36,000 cash on hand. All of the funds received during that year and the prior year were from Father Gregory Ofiesh, our president, a total of $500,000. Still unable to find other investors, during the first quarter of this year, he promised the board of directors that he would invest another $100,000 by exercising warrants he has received in connection with prior investments, and he made two payments of a total of $20,000. Then, at the end of the quarter on January 31, 2007, cash on hand was approximately $10,100. Shortly after this, the company received $25,000 from an existing stockholder in a private placement, and then, at the end of February, we had approximately $18,100 on hand. At the end of the second quarter on April 30, 2007, we had only $3,510 cash on hand, but during May we received $45,000 from Father Gregory Ofiesh, the Company president upon the exercise of warrants to purchase 450,000 shares of common stock.

This Item is essentially unchanged from the corresponding provision in the Form 10-QSB for the three-month period ended January 31, 2007. We are continuing to work with governmental regulatory agencies to obtain the permits we require and to complete our Amargosa facility so it will be able to process our material effectively and efficiently.

Iterm 3 -- Controls and Procedures

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, in a private placement of its common stock, the Company issued 100,000 shares to an individual investor (already a stockholder), at a price of $0.25 per share, a total of $25,000. The shares were accompanied by warrants to purchase an additional 100,000 shares at the same price for a period of one year.

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

None

Item 6 -- Exhibits and Reports Filed on Form 8-K
(including items filed after the end of the period covered by this Report)

EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

Date June 13, 2007

FRANKLIN LAKE RESOURCES INC.
(Registrant)

By ________________________________
Father Gregory Ofiesh
President and Chief Executive Officer

_____________________
Form 10-QSB 043007 d2