Form 10QSB
period 2007-07-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2007-09-19
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2007

Or

☐	lll Transition Report Pursuant to Section 13 or 15(d) of the Eachange Act

For the Transition Period from to .

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

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date 18,034,745 shares as of August 31, 2007 .

Transitional small business disclosure format ☐ Yes ☒ No

PART I -- FINANCIAL STATEMENTS

 Item 1 -- Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

July 31,
ASSETS	2007
Current Assets:
Cash	$8,725
Prepaids and other	-
Total Current Assets	8,725
Fixed Assets:
Office furniture & equipment	30,101
Plant equipment	4,700
Accumulated depreciation	(30,101)
Total Fixed Assets	4,700

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867
Water Rights	6,250
26,117

Total Assets	$39,542

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	13,753
Deferred Gain on Sale of Equipment	11,400
Advances from Stockholders	110,250
Total Current Liabilities	135,403

Total Liabilities	135,403

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding at July 31, 2007	18,034
Additional Paid-In Capital	32,433,730
Deficit Accumulated during exploration stage	(32,547,625)
Total Stockholders' Equity	(95,861)

Total Liabilities and Stockholders' Equity	$39,542

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					From Date of
					Inception on
	Three Months	Three Months	Nine Months	Nine Months	May 23, 1986
	Ended	Ended	Ended	Ended	to July 31,
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	2007

Revenues
Mineral processing fees	$-	$-	$-	$-	$4,585
Total Revenue	-	-	-	-	4,585
Expenses:
Mineral exploration costs	41,971	31,396	100,167	129,866	16,407,890
Depreciation/amortization expenses	-	10,119	-	30,357	3,720,244
General and administrative	23,325	31,047	137,857	102,059	11,297,142
Impairment of patents and
Intellectual property	-	-	-		1,162,792
Total Expenses	65,296	72,562	238,024	262,282	32,588,068
Other Income:
Gain of sale of equipment	2,631		7,893		9,647
Precious Metal Sales	-	-	-	-	26,211
Net Loss	(62,665)	(72,562)	(230,131)	(262,282)	(32,547,625)
Weighted Average Shares
Common Stock Outstanding	18,034,745	16,859,725	17,834,745	15,494,544
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	From date of inception on May 23, 1986 to July 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(230,131)	$(262,282)	$(32,547,625)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	-	30,357	3,720,244
Proceeds- net book value of equipment licenses,
properties sold/ abandoned			2,621,265
Gain on sale of plant equipment	(7,893)		(9,647)
Impairment of patents and intellectual property	-		1,162,792
Stock based compensation	56,650		402,475
Common stock issued for compensation, rent and expenses	-	65,250	839,823
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	-	(6,542)	-
(Increase) decrease in advances from officer/shareholder	110,250		110,250
Increase (refund) of reclamation bond outstanding		-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(15,143)	2,308	13,753
Cash Flows used in Operating Activities	(86,267)	(170,909)	(23,706,537)
Cash Flows from Investing Activities:
Purchases of plant & equipment	(4,700)	(2,000)	(884,779)
Sale of plant equipment			50,000
Acquisition of water rights			(25,000)
Disposal of water rights	18,750		18,750
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	14,050	(2,000)	(2,993,106)
Cash Flows from Financing Activities:
Common stock issued for cash	25,000	151,200	23,991,611
Loan proceeds	-	-	2,202,407
Advances (repayments) from officers/directors/affiliates	20,000	20,000	514,350
Cash Flows from Financing Activities	45,000	171,200	26,708,368
Net Increase (Decrease) in Cash	(27,217)	(1,709)	8,725
Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$8,725	$6,943	$8,725

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows - Continued
(Unaudited)

			Cumulative
	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	From date of inception on May 23, 1986 to July 31, 2007

Supplemental Non-Cash Financing Activities:
Common Stock issued for compensation and rent	$65,250	$155,142	$994,965

Common Stock issued for licenses			136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment			2,286,576

Common Stock issued for mineral properties			1,198,075

Common Stock issued for equipment			1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix			-
Equipment returned to satisfy debt , payables			1,299,872
Interest Paid			68,851

Income Taxes Paid			4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES INC.
(An Exploration Stage Company)
Notes to Interim Financial Statements
July 31, 2007
(Unaudited)

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

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. The Company's principal property consists of interests in 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley Junction, California, on land owned by the United States Government and managed by the Bureau of Land Management.

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

Basis of Presentation

The Interim financial statements of the Company for the three months and nine months ended July 31, 2007 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

(e)  Basic and Dilutive Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS 128 “Earnings Per Share.” Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

(f)  Comprehensive Income

The Company adopted SFAS 130, “Reporting Comprehensive Income”, which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

(g)  Stock Based Compensation

On November 1, 2006 the Company adopted SFAS 123, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R) regarding the adoption of the provisions of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards beginning in fiscal years ended after December 15, 2005. The Company’s interim financial statements for the three and nine months ended July 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense during the period also includes compensation expense for share-based awards that vested in a prior period but that had not been recognized as compensation expense in the prior period financial statements.

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On July 31, 2007, the Company had net operating losses to be carried forward in the amounts of approximately $32,000,000. The tax benefit of approximately $4,800,000 at July 31, 2007 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2027.

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

The Company did not issue any shares during the three-month period ended July 31, 2007. It issued 100,000 shares during the nine month ended on that date. All such shares were issued in a private placement to an existing stockholder. The shares were issued at $0.25 per share, a total of $25,000, with each share including a warrant to purchase another share at the same price for one year.

During the three-month and the nine-month periods ended July 31, 2007, the Company received $45,000 and $65,000, respectively upon the exercise of warrants by its president. Such warrants entitled the holder to purchase shares at a price of $0.10 per share. The shares were not, however, actually issued to him, but the Company intends to issue them, a total of 650,000 shares, before the end of its fiscal year.

During the three-month period and the nine-month periods ended July 31, 2007, the Company received management services and rental space and related services, have agreed values of $21,750 and $65,250, respectively, from its president. Such amounts are not payable in cash, but only in shares of Common stock, with such shares being valued at $0.10 per share. The shares were not, however, actually issued to him, but the Company intends to issue them, a total of 652,500 shares, before the end of its fiscal year.

 4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this Report, the Company has received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president. All such items are payable only in shares of Company stock, not in cash. and, pursuant to agreement, they are valued at a total of $21,750 for the three-month period and $65,250 for the nine-month period. (See preceding Note 3, Common Stock.)

The Company also leases most of the equipment in the Amargosa facility from its president for $1.00 per month. He purchased the equipment from the Company during the prior fiscal year for a total price of $50,000, with an agreement to lease it back to the Company for $1.00 per month through March 31, 2008. The items of equipment covered by this transaction include all the equipment at the facility as of July 31, 2006, except the large Lyden dryer; nor does it include equipment, having a book value of approximately $4,700, acquired since that date.

5. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with SFAS 123(R) which was adopted by the Company on November 1, 2006. In 2004, the Company granted stock options to two employees as consideration for their past services and as an incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. At October 31, 2006, there were 1,769,230 options outstanding, all expiring on March 4, 2009, and that number remained unchanged at July 31, 2007.

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services. At October 31, 2006, it had 2,700,000 warrants outstanding, expiring as follows: 819,500 on January 31, 2007, 1,127,500 on April 30, 2007, 217,500 on July 31, 2007, and 535,500 on October 31, 2007. During the first quarter of the current fiscal year, ended on January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008.

During the three-month period ended January 31, 2007, 200,000 warrants were exercised; during the three-month period ended April 30, 2007, 100,000 were issued in connection with an issuance of shares, for cash; and during the three-month period ended July 31, 2007, 650,000 were exercised. As a result, at July 31, 2007, there were 2,150,000 warrants outstanding.

The Company makes a determination of the estimated fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as by assumptions regarding certain complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the actual and projected employee stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion 25 (APB 25). Under APB 25, when the exercise price of an employee stock option is equal to the estimated market price of the stock on the date of the grant, no compensation expense is recorded. All existing employee stock options were issued by the Company prior to November 1, 2006, and were issued under that criterion. The Company had previously adopted the disclosure-only provisions of SFAS 123 with respect to share-based payments.

Utilizing the Black-Scholes option-pricing model, the share-based compensation expense for the three-months and the nine-months ended July 31, 2007, was $4,646 and $56,650, respectively.

For the 3 and 9 months ended July 31, 2006, the Company used the intrinsic value method of accounting for its share-based compensation. Accordingly, the following shows the pro-forma disclosures, as required by FAS 123R, as if the fair value method of accounting were used for the 3 and 9 months ended July 31, 2006:

	3 months ended July 31, 2006

Net (loss) as reported	$	(72,562)
Pro-forma compensation expense	$	(45,086)
Pro-forma net loss (restated)		$(117,648)
Weighted average
Shares, common stock
Outstanding		18,034,745
Net loss per share:

Basic and diluted		$(0.01)
Basic and diluted - Pro-forma		$(0.01)

		9 months ended July 31, 2006

Net (loss) as reported	$	(262,282)

Pro-forma compensation expense	$	(94,042)
Pro-forma net loss (restated)		$(356,324)
Weighted average
Shares, common stock
Outstanding		15,494,544
Net loss per share:

Basic and diluted		$(0.02)
Basic and diluted - Pro-forma		$(0.02)

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

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of September 12, 2007, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

7. WATER RIGHTS

In May 2006, the Company entered into a contract to purchase ten acre-feet of water rights, at a total cost of $25,000, one-fourth of which, $6,250, was paid at the time, with the balance payable in January 2007. Such rights were necessary for the Company to be sure it would have an adequate supply of water to operate the facility. Thus, at October 31, 2006, the Company had a liability for the payment due in January in the amount of $18,750. Before that payment was made, however, the Company renegotiated the contract to provide for the purchase of only two acre-feet of water for a total price of $6,250. Since this was the amount that had already been paid, no further payment was due and the liability was eliminated.

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

[END OF NOTES TO FINANCIAL STATEMENTS]

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application to operate our pilot plant testing facility in Amargosa Valley, Nevada, with the State's Division of Environmental Protection. In addition to routine questions and requests for additional information, they also required us to verify that we will have adequate water resources to operate the facility. Accordingly, in May, we contracted to purchase 10 acre-feet of water rights, at a total cost of $25,000, one-fourth of which, $6,250, was paid at that time, with the balance payable in January 2007. Before making that payment, however, we renegotiated the contract to provide for a purchase of only two acre-feet of water, for a total cost of $6,250; since this was the amount we had already paid, no further payment was due. Since then, we have received a water pollution control permit.

We have also filed an application to the Bureau of Land Management of the Federal Government for permission to extract the dirt we will need from our claims at Franklin Lake, and we are awaiting its action. Although we think we have complied with all of BLM's requirements, because there is a dry river bed on the property, we were required contact the California Department of Fish and Game and to file a Notice of Lake or Stream Bed Alteration. Although we do not know what action, if any, they might take, we do not think any such action will present a substantial delay or other problem.

We are currently working with a spiral concentrator and attempting to determine the most effective method of concentrating the raw material and also the most efficient means of processing the resulting concentrate. We are also seeking to obtain the few pieces of additional equipment we still need. If we can do these steps effectively, and if our tests show that we are able to extract sufficient quantities of gold or other precious metals, we should be able to begin using our pilot plant promptly after we receive the appropriate governmental approvals. Our goal is to be able to process three to five tons per day on a regular and consistent basis. At the same time, this should allow us to work out any kinks that may exist in the equipment and processes and to achieve a better yield of gold from our material.

We do not expect the early operation of the pilot plant to be profitable. Accordingly, as our results warrant, we will increase our production in an attempt to achieve profitability as soon as possible. At this time, we have no way of knowing when, or if, that will happen.

Although we had previously stated that we believed we would know by October 31, 2006, with a higher degree of reliability than before, whether we would ultimately be able to develop an economically viable business, we do not yet have that answer. If, however, it does turn out that the likelihood of success is positive, the company will require funds for additional equipment for the pilot plant, technical and professional consultants, additional technical staff, claims maintenance fees, accounting and auditing, the purchase of water rights, ongoing administrative expenses, and a contingency reserve. We estimate these items will require additional funds of approximately $300,000 to $500,000 to cover the next six months to one year. This is a substantially greater sum than the company has been able to raise in recent years, and, if it cannot obtain such funds, it probably will not be able to continue in business.

At the end of fiscal year on October 31, 2006, we had approximately $36,000 cash on hand. All of the funds received during that year and the prior year were from Father Gregory Ofiesh, our president, a total of $500,000. Still unable to find other investors, during the first quarter of this year, he promised the board of directors that he would invest another $100,000 by exercising warrants he has received in connection with prior investments, and he made two payments of a total of $20,000. Then, at the end of the quarter on January 31, 2007, cash on hand was approximately $10,100. Shortly after this, the company received $25,000 from an existing stockholder in a private placement, and, at the end of February, we had approximately $18,100 on hand. At the end of the second quarter on April 30, 2007, we had only $5,563 cash on hand, but during May we received $45,000 from Father Ofiesh upon the exercise of warrants to purchase 450,000 shares of common stock.  At the end of the third quarter on July 31, 2007, we had $8,725 cash on hand.  Since then, we have received $18,500 from Father Ofiesh upon the exercise of 185,000 warrants.  We have no assurance, however, that he will be able, or will choose, to continue, as he has been doing, to make additional periodic investments in the Company and, if he does not do so, we probably will not be able to stay in business.

This Item is not changed substantially from the corresponding provision in the Form 10-QSB for the three-month period ended April 30, 2007. We are continuing to work with governmental regulatory agencies to obtain the permits we require and to complete our Amargosa facility so it will be able to process our material effectively and efficiently.

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

Date: September 12, 2007

FRANKLIN LAKE RESOURCES INC.
(Registrant)

By /s/ Father Gregory Ofiesh
Father Gregory Ofiesh
President and Chief Executive Officer

_____________________
Form 10-QSB 043007 d2