Form 10KSB
period 2007-12-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-04-14
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21812

FRANKLIN LAKE RESOURCES INC.
(Name of small business issuer in its charter)

NEVADA	52-2352724
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

172 Starlite Street South San Francisco, California 94080	(650) 588-0425
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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007:

    $696,200

Number of outstanding shares of the registrant's $.001 par value common stock, as of December 31, 2007:

    18,034,745 shares

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

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations.  Further, we believe that, in general, junior resource companies such as Franklin Lake, have a difficult time raising capital. (See Finances, immediately below)

Finances

 Recently, we have been able to raise a limited amount of capital through private placements of our equity stock.  Of all the money raised in the past two years, however, approximately 88 percent has come from the personal resources of Father Gregory Ofiesh, the Company president.  We have no assurance that Father Ofiesh will be able or willing to continue to make additional investments in the Company.  If he cannot or does not do so, and if we are unable to obtain funds from another investor, the Company may not be able to continue in business and the stockholders may lose the value of their common stock in the Company.

During our fiscal year ended October 31, 2007, we issued a total of 300,000 shares of our common stock (200,000 by the exercise of warrants), all for cash.  We also received consideration in the form of cash for an additional 1,538,080 shares (also for the exercise of warrants) and we became obligated to issued 870,000 shares for management services and rent received during the year (such shares will actually be issued during the succeeding year).  If all such shares had been issued during the year, the total shares issued would have been 2,708,080.

Staffing

As of December 31, 2007, besides its four executive officers (only one of which works full time), the Company employed one part-time employee, who works at our Amargosa facility. We believe our relationship with our employees is good.

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

Competition

The business of mineral exploration is highly competitive and tends to be dominated by a limited numberof major mining companies. Although we do not compete directly against any particular firms for sales or market share, many of the human and physical resources we may require - such as engineering and othertechnical professionals, skilled equipment operators, and managers, as well as extractive and metallurgical processes and equipment -- are also sought by companies with substantially greater financial means than we possess, which places us at a competitive disadvantage in obtaining such resources. Accordingly, we cannot be certain that we will be able to obtain the human and physical resources we may need from time to time or to obtain them at an affordable cost.

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

A MAJORITY OF OUR DIRECTORS AND EXECUTIVE OFFICERS LACK SIGNIFICANT EXPERIENCE OR TECHNICAL TRAINING IN EXPLORING FOR PRECIOUS METAL DEPOSITSAND DEVELOPING MINES.

In June 2006, Richard S. Kunter was elected a director and appointed vice president - research and development. He brings to the board knowledge, training, and experience previously lacking. Mr. Kunterhas a B.S. and an M.S. in metallurgical engineering, both from the University of Idaho, and, after that, he received a two-year research fellowship from the Idaho National Engineering Laboratory Since that time, he has acquired over 35 years of experience in mining and metallurgy, including employment and consulting with Newmont Pty. Ltd. (Australia), Homestake Mining Company, Advanced Sciences, Inc., Behre Dolbear & Company, and Kennecott Copper Co. Since 1991, his consulting services have been under the auspices of Richard S. Kunter & Associates, a consulting metallurgical engineering firm. Professionally, Mr. Kunter isa member of the Society for Mining, Metallurgy, and Exploration and of the Minerals, Metals, and MaterialsSociety in the United States, and a fellow of the Australasian Institute of Mining and Metallurgy in Australia.

Prior to June 2006, our directors and executive officers lacked significant experience or technical training in exploring for precious mineral deposits and developing mines. Accordingly, our management may not have been fully aware of many of the specific requirements related to working within this industry. Their decisions may not have taken into account standard engineering or managerial approaches, such as mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could have suffered irreparable harm due to management's lack of experience in the industry.

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

WE MAY BE LIABLE FOR MATERIAL ARREARAGES AND PENALTIES IN OUR WORKERSCOMPENSATION COVERAGE

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

We have incurred net losses since our inception, with accumulated losses of $32,668,537 as of October 31, 2007, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations.  (See Finances, above)

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES

As of October 31, 2007, approximately 26,965,255 shares of our common stock were authorized but unissued; of these, 2,408,080 were reserved for shares to be issued for consideration already received (see Finances, above) and 2,931,150 were reserved for the possible exercise of warrants and options. These shares may be issued in the future without stockholder approval.  The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock. 5,000,000 shares of preferred stock are also authorized; although these shares may be issued at any time and upon any terms deemed appropriate by the board of directors, at the present time, the board has no plans to issue any such shares.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This annual report contains statements about the company's business, planned operations, financial projections, and corporate strategy that may constitute "forward-looking" statements within the meaning of federal securities laws. Such forward-looking statements are based largely on the company's current expectations, plans, beliefs, and assumptions. They inherently involve known and unknown risks and uncertainties, some of which may be beyond the company's control, that may cause the company's actual results in future periods to differ materially from those presented in this report. These may include, but are not limited to, changes in the prevailing prices of metals were are planning to produce, the availability of capital for project financing, competitive factors, and other unforeseen difficulties and uncertainties in the business in which we may operate. They may also include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business."

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

Franklin Lake Site

Franklin Lake is a dry lake in Inyo County, California. The lake bed, called the "playa," and the surrounding area is the ground on which the Company is conducting its exploration efforts. Most of the land in the area, and all of the land on which the our current claims are located, is owned by the U.S. Government and managed by the Bureau of Land Management ("BLM"). In our annual report for Fiscal Year Ended October 31, 2000, we reported ownership of 408 placer claims, covering approximately 8,000 acres. The claims entitle us, subject to restrictions (including a requirement that we apply to various federal and state authorities for permission to undertake most of the specific activities that will be necessary for us to accomplish our purposes), to explore for precious metals and other minerals, and to extract them if we determine it would be feasible to do so. During the following year, we abandoned the 408 claims and, in association with seven other persons, immediately restaked substantially the area as covered by the 408 claims as 58 placer association claims. Such a claim may be owned by up to eight persons (including corporations) and may cover as much as 160 acres (placer claims, such as our original claims, are limited to 20 acres each), but the annual maintenance fee ($125 per claim for 2007) is the same for each type; thus, the restaking considerably reduced our annual claim costs. The owners of the placer association claims, each having a one-eighth interest in each claim, are: the company itself, three independent parties, two employees of the company, a former employee, and a son of the president of the company. The company has options to buy the interests of the other parties for one dollar per claim per person.

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

The summary further states:

"Naxos [FKLR's predecessor] first acquired an interest in 1989. Prior to that time, the area hadbeen held by different individuals and companies which reported varying amounts of gold, silverand platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between 1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin Lake."

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

During the fiscal years ended October 31, 2004, and October 31, 2005, we reduced testing on the Franklin Lake silica material.  In 2004, we discussed a strategic alliance agreement with MR3 Systems, Inc., a company which claimed expertise in the extraction, separation, recovery, and purification of precious and base metals from various solutions. Although it had a limited record of commercial success in the field, it had personnel with relevant training and experience and it had recently entered into a contract with an agency of the U.S. Government which, we believed, added substantially to its credibility. On November 30, 2004, we entered into a more limited metals extraction agreement under which MR3 Systems would construct a turn-key processing system in our existing facility at Amargosa Valley, Nevada. Subsequent to the end of the fiscal year, we sent a notice to MR3 that we were terminating the agreement effective immediately for its failure to meet its obligations. As of January 31, 2008, we had not received any notice from MR3 that it disagrees with any of the facts or conclusions stated in our notice.

During 2005, we also began to look into the possibility of using our facility as a toll station, that is, doing contract processing of material for other mining and exploration companies. We have been making incremental improvements to the equipment and the facility for several years and we believe we can provide this service effectively.  In 2005, we obtained one contract for this service and received $4,585 for our work, but we have not done any similar business since then (nor have we made an effort to solicit such business), and we cannot predict whether we will be able to find a market for the service and to do it  profitably.

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

During 2006, we sold all the equipment at the facility to Father Ofiesh. This was done in consideration of his continuing to provide capital to the company, and specifically for the payment of $50,000, as the purchase price. As part of that transaction, Father Ofiesh agreed to lease the equipment back to the company for $1.00 per month, through the end of the lease on the property, March 31, 2008.  Father Ofiesh has offered to extend the lease for six months  upon the same terms and conditions as are in the current lease.

Water Rights

In Nevada, a property owner does not have an unlimited right to draw water from a well on his property.  To draw water for commercial use generally requires a property owner to purchase additional rights from other property owners.  Uncertain of its future needs, but wanting to protect itself and to be sure it had adequate water for whatever future operations it might have, on May19, 2006, the Company entered into contract to purchase 10 acre feet of water, that is, the right to draw 10 acre feet of water annually from a well on the Company’s  property, at a price of $2,500 per acre foot, a total of $25,000.The contract provided for a down payment of $6,250 (25 percent of the total price) upon signing and payment of the balance of $18,750 on an unspecified date after January 2, 2007.  Thus, at the end of the year, on October 31, 2006, the Company had an asset, water rights, for which it agreed to pay a total of $25,000, and a liability for the balance due of $18,750.  The water rights are deemed to be an intangible asset, and, as such, they are subject to an annual impairment test.  As of October 31, 2006, the Company reviewed the value of the water rights and determined that there had been no impairment.

After the end of the fiscal year, the Company determined that it would not need all 10 acre feet of water for at least the first few years of its operations, and, at its request, the seller agreed to revise the purchase contract.  The parties did so by an amendment dated December 27, 2006, under which the Company would purchase only 2 acre feet of water, but at a price of $3,125 per acre foot, a total purchase price of $6,250.  This amount was exactly equal to the amount paid as a down payment, and so no further payment was due.  At the same time, the Company was relieved of its obligation to pay $18,750 in January.  A quitclaim for the water rights was recorded in the office of the Recorder of Nye County, Nevada, on January 11, 2007.  As a result of this transaction, the Company had  an asset, water rights, for which it had paid $6,250,  without any related liability.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is currently quoted on the Over-the-Counter Bulletin Board. As of December 31, 2007, we had 18,034,745 shares of common stock outstanding.  We also had 2,408,080 shares for which we had received full consideration, but did not actually issued the shares until after the end of the year.  There were options outstanding to purchase an additional 1,769,770 shares, at an exercise price of $0.13 per share and warrants to purchase 1,161,920 shares at $0.10 per share.  There were 857 record owners and approximately 2,650 beneficial owners of our common shares.

The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

Period	High	Low

Nov 1, 2005 to Jan 31, 2006	$0.40	$0.18
Feb 1, 2006 to Apr 30, 2006	0.45	0.15
May 1, 2006 to Jul 31, 2006	0.40	0.12
Aug 1, 2006 to Oct 31, 2006	0.59	0.15

Nov 1, 2006 to Jan 31, 2007	0.49	0.15
Feb 1, 2007 to Apr 30, 2007	0.25	0.15
May 1, 2007 to Jul 31, 2007	0.24	0.12
Aug 1, 2006 to Oct 31, 2007	0.25	0.05

Nov 1, 2007 to Jan 31, 2008	0.26	0.08

Dividend Policy

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. However, we have not paid any cash dividends since our inception, and it is highly unlikely that we will pay cash dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The following securities were sold by officers of the Company without the use of an underwriter. Ineffecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our President, Fr. Ofiesh, in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect. The shares were offered and sold by our President, Fr. Gregory Ofiesh, who in doing so reliednon-exclusively on exemptions from the broker-dealer registration requirements of the Exchange Act provided under Rule 3a4-1.

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
				NUMBER OF
DATE	CLASS	AMOUNT	PRICE	PURCHASERS

Feb 5, 2007	Common, $0.001 par value	100,000	$0.25	1
	Common stock warrants	100,000(1)	--	1

Feb 26, 2007	Common, $0.001 par value	200,000(2)	0.10	1

-----------------------------------------------------------------------------
(1)	Exercisable at $0.25 per share
(2)	Pursuant to exercise of a warrant

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2007.

Introduction

The Company is an exploratory stage mining company, that is, we have claims on land owned by the  United States Government, but we have not proven that they contain precious metals having commercial value.  Both internally and using independent laboratories, we have conducted numerous tests on the silica which has  been the raw material on which our efforts have focused, but we have not been able to devise a process that will achieve our objectives. In our Report for the fiscal year ended October 31, 2005, we stated: "In our Report for fiscal year ended October 31, 2004, we said that if we were not successful by the end of the fiscal year ending October 31, 2005, it is likely that we would abandon our efforts with respect to this property. Whether we would do that or not, we may explore other alternatives, including filing claims on other property, entering  into contracts with other businesses whose resources may be helpful to us, or using the Amargosa facility to do processing for third parties. Regardless which situation develops, as stated elsewhere in this Report, there can be no assurance that we will be successful and that we will be able to continue in business."  [quotation marks added above to define the quote from 2005 -- following paragraph added in 2006]

We were not successful by the end of the fiscal year ended October 31, 2005, nor have we been since then, nor have we pursued seriously any of the other options just described. In general, those alternatives seemed too expensive in view of our limited financial resources and/or too difficult in view or our limited personnel.  Instead, we decided to continue our existing efforts. In this regard, although we have not yet been successful nor do we have any assurance that we ever will be, we were encouraged by informal comments to our officers and directors by Richard Kunter (a director and vice president - research and development).  We have recently sent samples, larger than we have previously sent, to three independent laboratories for analysis.  The results of these tests will probably play a major role in determining our future plans.

Results Of Operations For Fiscal Year Ended October 31, 2007

With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2007 was 1.9, compared with 1.2 as of October 31, 2006. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At October 31, 2007, we had working capital in the amount of $15,973, compared with $7,046 at October 31, 2006 (see “Plan of Operation for Fiscal Year 2007-2008,” below).

During fiscal year 2007, the Company incurred mineral exploration costs of $104,364 (including depreciation and amortization of $235) on our Franklin Lake properties. During fiscal year 2006, we incurred such costs of $225,048 (including depreciation and amortization of $33,730).  We cannot predict our exploration costs over the next twelve months, because of the uncertainty over our future activities.

During neither the fiscal year ended October 31, 2007, nor the prior year, did the Company have any revenue from operations.  In 2005, it had revenue from operations of $4,585, all from operating the Amargosa facility as a toll station, processing material for other parties (See Plan of Operation for Fiscal Years 2006 - 2007.) This was the first year since the company's inception that it had any revenue from operations.

The operating loss for fiscal year 2007 was $358,936 or $0.02 per share, compared to an operating loss of $479,511 (restated) or $0.03 per share, for the year 2006. The weighted average number of shares in the per-share calculations was 17,943,078 in fiscal year 2007, and 16,280,956 for 2006.

As of October 31, 2007, the Company's cash balance was $33,688, compared to $35,942 on October 31, 2006.

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

Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations.  (In the past two years, the company has raised a little over $400,000 through the issuance of new shares; 88 percent of that amount came directly from Father Ofiesh (see Finances, above).  If we do raise equity capital, depending on the number of shares issued and the issue price of the shares,current shareholders' interests may be diluted.

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
Plan Of Operation For Fiscal Year 2007-2008

During the fiscal year ended October 31, 2007, the Company substantially completed its Amargosa facility and it is now ready to operate as a pilot plant to process material from the playa.  It should also, possibly with minor modifications, be able to process other material for third parties.

As last year, we are continuing to search for another party or parties which will have financial resources or other assets, technology, and personnel complementary to ours, with which we can joint venture inorder to increase our chances of being able to find and extract precious metals from the playa.  During 2007, we were not successful in this effort and, because of financial, technical, and other difficulties, and there is no assurance that we will be successful in 2008.

In our Annual Report for 2006, we reported that Father Ofiesh said he would invest $100,000 during the year, and he has done so – a total of $173,808.  Since the end of the year on October 31, 2007, he has invested another $61,325.05 in new funds, all by exercising warrants, and at January 31, 2008, the company had approximately $33,000 in cash.  At that date, however, we had neither any commitments  nor any expressions of interest from any party, including Father Ofiesh, with respect to further investments.

Item 7 - FINANCIAL STATEMENTS

FRANKLIN LAKE RESOURCES, INC.
Financial Statements
With Report of Independent Registered Accounting Firm

Madsen & Associates CPA’s, Inc.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007
Franklin Lake Resources, Inc.
(An Exploration Stage Company)
South San Francisco, CA

Report of Independent Registered Accounting Firm

We have audited the accompanying balance sheets of Franklin Lake Resources, Inc. (An Exploration Stage Company) as of October 31, 2007 and October 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. for the period from the date of inception on May 23, 1986 to October 31, 2007 were unaudited.

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

In our opinion, these consolidated financial statements present fairly, in all material aspects, the financial position of Franklin Lake Resources, Inc. as of October 31, 2007 and October 31, 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Notes 3 and 6, and reported in Note 10, to the financial statements, the Company restated its financial statements for the year ended October 31, 2006 to correct an error in the accounting for a sale and leaseback transaction and compensation expense, and to make corrected pro forma disclosures in the footnotes to the financial statements.

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

Madsen & Associates CPA’s, Inc.
February 8, 2008
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet

		(Restated)
	October 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$33,688	$35,942

Total Current Assets	33,688	35,942

Fixed Assets:
Office furniture & equipment	4,700	30,101
Plant equipment	-	-
Accumulated depreciation	(235)	(30,101)
Total Fixed Assets	4,465	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water rights	6,250	25,000
Total Other Assets	26,117	44,867

Total Assets	$64,270	$80,809

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	17,715	28,896
Advances from stockholders	210,808	-
Total Current Liabilities	228,523	28,896

Deferred gain - asset sale	11,400	19,293

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding	18,034	17,734
Additional Paid-In Capital	32,129,025	31,986,555
Cumulative effect of correction of error	345,825	345,825
Deficit accumulated during Development Stage	(32,668,537)	(32,317,494)
Total Stockholders' Equity	(175,653)	32,620

Total Liabilities and Stockholders' Equity	$64,270	$80,809

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			(Unaudited)
			(Restated)
			Cumulative from
		(Restated)	Inception
	Year Ended	Year Ended	(May 23,1986) to
	October 31, 2007	October 31, 2006	October 31, 2006

Revenues
Material processing fees			$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	104,129	191,318	16,526,852

Depreciation/amortization expenses	235	33,730	3,720,714

General and administrative	254,572	254,463	11,292,622

Impairment of patents & intellectualproperty	-	-	1,162,792

Total Expenses	358,936	479,511	32,702,980

Other Income:
Gain on sale of plant equipment	7,893	1,754	9,647
Precious metal sales	-	-	26,211

Net Loss	351,043	477,757	32,662,537

Weighted Average Shares
Common Stock Outstanding	17,943,078	16,280,956
Net Loss Per Common Share
(Basic and Fully Diluted)	$0.02	$0.03

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
For the years ended December 31, 2006 and 2005
Unaudited For the period from date of inception on May 23, 1986 to October 31, 2002

				Cumulative
	Common	Common		Effect of	(Restated)	(Restated)
	Stock Shares	Stock Amount	Paid-In Capital	Correction of Error	Accumulated Deficit	Total Equity

Restatement adjustments for 2006 and 2005				$345,825		345,825

May 1986 common stock issued for cash at $.25 per share	162,000	$162	$40,878			41,040
Net Loss from inception to October 31, 1986	-	-			(6,840)	(6,840)

Fiscal 1987 common stock issued for cash at $.38 per share	102,500	102	39,038		-	39,140
Net Loss for the year ended October 31, 1987	-	-			(49,050)	(49,050)

Fiscal 1988 common stock issued for cash at $.50 per share	15,000	15	7,455		-	7,470
Net Loss for the year ended October 31, 1988	-	-			(17,156)	(17,156)

Fiscal 1989 common stock issued for cash at $1.65 per share	187,633	188	308,553		-	308,741

Fiscal 1989 common stock issued for mineral property; $1.15 per share	30,000	30	34,395		-	34,425
Net Loss for the year ended October 31, 1989	-	-			(210,686)	(210,686)

Fiscal 1990 common stock issued for cash at $5.48 per share	194,726	195	1,166,635		-	1,166,830

Fiscal 1990 common stock issued for mineral property; $1.16 per share	40,000	40	46,400		-	46,440

Fiscal 1990 common stock issued for services at $30.54 per share	2,401	2	73,313		-	73,315
Net Loss for the year ended October 31, 1990	-	-			(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued for cash at $3.60 per share	275,903	276	994,700		-	994,976

Fiscal 1991 common stock issued for mineral property; $9.16 per share	16,500	17	151,059		-	151,076

Fiscal 1991 common stock issued for debt payment at $4.04 per share	78,924	79	318,691		-	318,770
Net Loss for the year ended October 31, 1991	-	-			(578,573)	(578,573)

Fiscal 1992 common stock issued for cash at $5.09 per share	195,864	196	996,469		-	996,665

Fiscal 1992 common stock issued for mineral property; $6.96 per share	87,648	88	610,381		-	610,469

Fiscal 1992 common stock issued for license at $3.40 per share	40,000	40	136,040		-	136,080
Net Loss for the year ended October 31, 1992	-	-			(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued for subsidiary at $9.04 per share	276,741	276	2,221,550		-	2,221,826
Net Loss for the year ended October 31, 1993	-	-			(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued for cash at $10.65 per share	339,400	339	3,613,155			3,613,494

Fiscal 1994 common stock issued for subsidiary at $25.90 per share	2,500	3	64,747		-	64,750

Fiscal 1994 common stock issued for director at $8.32 per share	25,000	25	208,100		-	208,125
Net Loss for the year ended October 31, 1994	-	-			(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued for cash at $14.30 per share	208,359	208	2,979,872		-	2,980,080

Fiscal 1995 common stock issued for mineral property; $15.40 per share	23,100	23	355,642		-	355,665

Fiscal 1995 common stock issued for equipment at $16.58 per share	1,800	2	29,833		-	29,835
Net Loss for the year ended October 31, 1995	-	-			(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued for cash at $14.23 per share	316,024	316	4,496,619		-	4,496,935

Fiscal 1996 common stock issued for equipment at $40.94 per share	30,970	31	1,267,852		-	1,267,883
Net Loss for the year ended October 31, 1996	-	-			(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued for cash at $16.13 per share	270,608	271	4,365,253		-	4,365,524
Net Loss for the year ended October 31, 1997	-	-			(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued for cash at $18.28 per share	198,928	199	3,636,543		-	3,636,742

Fiscal 1998 common stock issued pursuant to an anti-dulition agreement	24,444	24	-24		-	-
Net Loss for the year ended October 31, 1998	-	-			(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued for cash at $5.44 per share	24,060	24	130,879		-	130,903
Net Loss for the year ended October 31, 1999	-	-			(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued for cash at $.65 per share	375,800	376	245,164		-	245,540

Fiscal 2000 common stock issued for payables at $.97 per share	55,000	55	53,136		-	53,191
Net Loss for the year ended October 31, 2000	-	-			(785,920)	(785,920)

Fiscal 2001 capital contribution for shares previously paid for	-	17,531			-	17,531

Fiscal 2001 common stock issued for debt at $.82 per share	47,500	48	38,986		-	39,034
Net Loss for the year ended October 31, 2001	-	-			(320,797)	(320,797)

January 17, 2002; common stock issued for loans advanced in 2001of $100,000 and cash of $50,000 in 2002 at $.25 per share	600,000	600	149,400		-	150,000

February 27, 2002; common stock issued for cash at $.25 per share	120,000	120	29,880		-	30,000

March 15, 2002; common stock issued for compensation , rent expenses andcash advances valued at $.25 per share	2,000,000	2,000	498,000		-	500,000

March 23, 2002; common stock issued for cash at $.25 per share	400,000	400	99,600		-	100,000

March 25, 2002; common stock for payables at $ .64 per share	2,000	2	1,270		-	1,272

April 8, 2002; common stock issued in connection with XenolixAsset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589		-	1,297,790

April 8, 2002; common stock issued in connection with Lounsburyclaims consolidation valued at $.63 per share	102,500	102	64,473		-	64,575

September 9, 2002; common stock issued for cash at $.25 per share	80,000	80	19,920		-	20,000

Net Loss for the year ended October 31, 2002	-	-			(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued for cash at $ .35 per share	857,143	857	299,143		-	300,000

January 22, 2003 exercise of warrants at $.25 per share	200,000	200	49,800		-	50,000

March 26, 2003 common stock issued for cash at $.35 per share	71,429	71	24,929		-	25,000

Net Loss for the year ended October 31, 2003	-	-	-		(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602		-	-

July 20, 2004 common stock issued for cash at $.10 per share	250,000	250	24,750		-	25,000

July 20, 2004 common stock issued for compensation, rent and cash advance	1,751,570	1,752	173,405		-	175,157

October 29, 2004 common stock issued for compensation, rent and cash advanceat $.10 per share	1,130,000	1,130	11,870		-	13,000

Net (loss) for year					(345,424)	(345,424)

Jauary 31, 2005 common stck issued for cash at $.10 per share	750,000	750	74,250		-	75,000

January 31, 2005 common stock issued for compensation and rent	217,500	218	21,532		-	21,750

April 30, 2005 common stock issued for cash at $.10 per share	250,000	250	24,750		-	25,000

April 30, 2005 common stock issued for compensation and rent	217,500	217	21,533		-	21,750

July 31, 2005 common stock issued for cash at $.10 per share	500,000	500	49,500		-	50,000

July 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	218	21,532		-	21,750

October 31, 2005 common stock issued for cash at $.10 per share	620,000	620	61,380		-	62,000

October 31, 2005 comon stock issued for compensation and rent at $.10 per share	217,500	217	21,533		-	21,750

Net (loss) for period					(550,945)	(550,945)

Balances at October 31, 2005	14,803,975	14,803	$31,688,486	-	(31,839,737)	209,377

January 31, 2006 common stock issued for cash at $.10 per share	602,000	$602	$59,598			$60,200

January 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

April 30, 2006 common stock issued for cash at $ .10 per share	910,000	$910	$90,090			$91,000

April 30, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

July 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

October 25, 2006 common stock issued for cash at $.13 per share	230,770	$230	$29,770			$30,000

October 31, 2006 common stock issued for cash at $.10 per share	318,000	$318	$31,482			$31,800

October 31, 2006 common stock issued for services at $.10 per share	217,500	217	21,533			21,750

Capital contrbuted by officer			1,000			1,000

Net (loss) for period					(477,757)	(477,757)

Balances at October 31, 2006	17,734,745	$17,734	$31,986,555	$345,825	$(32,317,494)	$32,620

February 5, 2007 common stock issued for cash at $.25 per share	100,000	100	24,900			25,000

Stock based compensation			91,770			91,770

February 26, 2007 common stock issued for exercise of warrants at $.10 per share	200,000	200	19,800			20,000

Capital contributed by Officer			6,000			6,000

Net (loss) for period					(351,043)	(351,043)

	18,034,745	18,034	32,129,025	345,825	(32,668,537)	(175,653)

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			(Unaudited)
			(Restated)
			Cumulative from
		(Restated)	Inception
	Year Ended	Year Ended	(May 23,1986) to
	October 31, 2007	October 31, 2006	October 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(351,043	$(477,757	$(32,662,537)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	235	33,730	3,719,939
Proceeds - Net book value of equipment ,licenses,properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	91,770	119,625	437,595
Gain on sale of plant equipment	(7,893	(1,754	(9,647)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for services	6,000	-	6,000
Common stock issued for compensation, rent and expenses	-	87,000	833,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	598

Increase in shareholders advances	87,000		87,000

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	(11,181	8,098	(495)

Net cash used in operations	(185,112	(230,460	(23,824,132)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700	-	(884,779)
Sale of plant equipment		50,000	50,000
Disposal (Acquisition) of water rights	18,750	(6,250	12,500
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	14,050	43,750	(2,974,356)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	213,000	23,991,611

Loan proceeds	-	-	2,202,407

Common stock issued for exercise of warrants	20,000	-	20,000

Advances (repayments) from officers/directors/affiliates	123,808	1,000	618,158

Cash Flows from Financing Activities	168,808	214,000	26,832,176

Net Increase (Decrease) in Cash	(2,254	27,290	33,688

Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$33,688	$35,942	$33,688

Supplemental Non-Cash Financing Activities:

Contribution of capital for services	$6,000		$6,000

Deferred gain - asset sale	-	19,293	-

Common Stock issued for compensation, rent and officers advances	$-	$87,000	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assetsnet of $25,000 expensed $1,162,792 Xenolix patents andtechnologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	-	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

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
October 31, 2007

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

(g) Stock Based Compensation

For the year ended October 31, 2006, the Company followed Accounting Principles Board Opinion 25 (APB 25) and related interpretations in accounting for its employee stock options.  Under APB 25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded.  The Company adopted the disclosure-only provisions of SFAS 123 with respect to employee stock options.

On November 1, 2006, the Company adopted SFAS 123R, and selected the modified prospective transition method, which requires the Company to recognize compensation cost for share-based payments to employees based on their grant-date fair value beginning November 1, 2006.

(h) Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basesof the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007
  to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized.  On October 31, 2007 and 2006, the
  Company had net operating losses to be carried forward in the amounts of 32,570,000 and $32,317,000, respectively.  The tax benefits of approximately $11,400,000 at October 31, 2007 and $11,310,000 at October 31, 2006 have been fully offset by a valuation reserve because the user of the future benefit is doubtful since the Company has not generated taxable income since inception.  The net operating loss expires starting 2005 through 2026.

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

3. SALE OF EQUIPMENT – (RESTATED)

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to sell substantially all of its equipment related to the exploration activities to the Company President for the sum of $50,000.  Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008.  The equipment was sold “as is” without any warranties, express or implied.  The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals, were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale.  Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month.  This amount has been reflected as an operating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president.

Originally the Company had reported the entire gain on the sale of this equipment in the financial statements of the Company for the year ended October 31, 2006.  According to SFAS 13, the gain on the sale of this equipment should be deferred and amortized over the life of the lease.  Accordingly, the Company is restating its financial statements to comply with this accounting guidance. See Footnote 10 for the restatement adjustments.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007
4.  COMMON STOCK

The trading volume of its shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity.   The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved.  During the year ended October 31, 2007, the Company issued 100,000 shares to an individual for cash of $25,000 and 200,000 shares to the President of the Company for the exercise of options, at $.10 per share.

5.  RELATED PARTY TRANSACTIONS AND ADVANCES FROM STOCKHOLDERS

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

	2007	2006

Balances at beginning of year	$-	$-

Management fees at $4,000 per month	48,000	48,000

Corporate office rent, supplies, andoverhead at $2,000 per month	24,000	24,000

Test plant rentalat $1,250 per month	15,000	15,000

Warrants exercised, shares not issued (shown as advances on the Balance Sheet)	123,808	-
Capital	-	-
Total for fiscal year	210,808	87,000

870,000 shares valued at $.10 per share for above services & rent		(87,000)

Balances at end of year	$210,808	$-

6.  STOCK OPTIONS & WARRANTS – (RESTATED)

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. The Company also grants warrants to one employee/director for services and rent. Warrants are issued at an exercise price of $.10 and have an expiration date of one year from the grant date. See the chart below related to stock options and warrants:

Stock Options:		Weighted Average
	Number of	Exercise
	Shares	Price
Balances outstanding; October 31, 2005	2,000,000	$0.13
Exercised	(230,770)	$0.13
Balances outstanding; October 31, 2006	1,769,230	$0.13
Exercised	-	-
Expired		-
Balances outstanding; October 31, 2007	1,769,230	$0.13

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

	Number	Average
	of Options	Contractual	Exercise
	Outstanding	Life	Price
Exercise Prices:
$.13, expiring on March 4, 2009	1,769,230	5	0.13
Totals and averages	1,769,230	5	$0.13
	Number of
	Shares Subject	Exercise	Expiration
	to Stock Options	Price	Date
Employee and legal counsel	1,769,230	0.13	04-Mar-09
Total	1,769.230

Warrants:
	Number of	Exercise	Expiration
	Warrants	Price	Date
Balances outstanding, October 31, 2004	857,143	.50	11/30/2004
	71,429	.50	03/31/2005
	1,130,000	.10	10/29/2005
Total at October 31, 2004	2,058,572

Issued January 31, 2005	967,500	.10	01/01/2006
Issued April 30, 2005	467,500	.10	04/30/2006
Issued July 31, 2005	717,500	.10	07/31/2006
Issued October 31, 2005	837,500	.10	10/31/2006
Expired November 30, 2004	(857,143)
Expired March 31, 2005	(71,429)
Expired October 29, 2005	(1,130,000)

Total outstanding October 31, 2005	2,990,000

Issued- January 31, 2006	819,500	0.10	01/31/2008

Issued- April 30, 2006	1,127,500	0.10	04/30/2008

Issued- July 31, 2006	217,500	0.10	07/31/2008

Issued- October 31, 2006	535,500	0.10	10/31/2008
Expired January 31, 2006	(967,500)
Expired- April 30, 2006	(467,500)
Expired – July 31, 2006	(717,500)
Expired- October 29, 2005	(837,500)

Total outstanding at October 31, 2006	2,700,000

Total outstanding at October 31, 2007	2,700,000

For awards issued prior to November 1, 2006, pro forma disclosure of the effect of accounting for stock options under SFAS 123 is required. As disclosed above in footnote 2, prior to November 1, 2006 the Company accounted for its stock options in accordance with APB 25 “Accounting for Stock Issued to Employees”. Under APB 25, no compensation is recognized when the exercise price of employee options is equal to the fair market value of the underlying stock on the date of the grant. For each of the Company’s stock options, the exercise price was equal to the estimated fair market value of the shares at the date of the grant.

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

Warrants are issued to one employee/director under two separate transactions. The first transaction involves the employee contributing cash to the Company in exchange for stock and warrants. These transactions are valued based on the amount of cash contributed. The second transaction involves the Company issuing warrants to the employee/director for services and rent at an exercise price of $.10. Prior to November 1, 206, the Company recognized compensation expense for the intrinsic value on the date of issuance. This compensation expense was not previously reported in the October 31, 2006 financial statements, as originally filed on January 12, 2007, and is included in the restatement information in Footnote 10. Also, per FAS 123, the Company was required to disclose proforma compensation expense, as if the fair value method of accounting was used for the reporting period. The Company has determined the estimated fair value of the warrants using the Black-Scholes option-pricing model.  The Black-Scholes method is affected by the Company’s stock price as well as assumptions regarding certain complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The share-based compensation expense for the year ended October 31, 2007 (as calculated and determined under SFAS 123R) and 2006 was $91,770 and $119,625, respectively. The pro forma compensation expense for the share-based payments for the year ended October 31, 2006 was $9,044 (see Footnote 10). Prior to the restatement of this footnote, the Company had made an error in the calculation of the amount to be recorded as compensation expense and the amount to be recognized as pro forma compensation expense following the guidelines of SFAS 123.

7.   METALS EXTRACTION AGREEMENT

On November 30, 2004, the Company entered into a Metals Extraction Agreement with MR3 Systems, Inc. (MR3) whereby both parties agreed to jointly expand and operate a facility at the Amargosa site to process source material from Franklin Lake Playa in order to extract precious metals for sale to refiners and other third parties.  As part of the agreement MR3 was to obtain financing  to construct and operate the facility.  MR3 had represented to the Company that it had developed the technology necessary for such extraction.

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. The Company does not believe MR3 has any legal basis to contest the termination and, as of January 12, 2008, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputes the termination.

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

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007
9.	PURCHASE OF WATER RIGHTS

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility.  These rights allow the Company to draw 10 acre feet of water annually from a well located on the property.  The Company paid $25,000 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2006, the Company tested these water rights for impairment and determined that no impairment was necessary.

During January 2007, the Company renegotiated its contract related to these water rights. The contract stated that the Company would only purchase rights for 2 acre feet of water, for $6,250. Accordingly, the balance of $18,750 was refunded to the Company in the first quarter. As of October 31, 2007, the Company tested the balance of these water rights for impairment and determined that no impairment was necessary.

10.  RESTATEMENT

The restatement information below reports adjustments related to gain on sale of equipment, compensation expense, and pro-forma compensation expense, which was previously excluded from the October 31, 2006 financial statements. Amounts were originally reported on January 12, 2007 and restated on August 9, 2007, for the year ended October 31, 2006.

Balance Sheet / October 31, 2006

	Originally	Restatment
	reported	Adjustment	Restatement

Total Assets	$80,809	-	$80,809

Total Liabilities and
Stockholders’ Equity	$80,809	-	$80,809

Deficit accumulated during
Development Stage	$(31,952,376)	$(365,658)	$(32,317,494)

Statement of Operations / October 31, 2006

Gain on sale of equipment (restated)	$21,587	$(19,833)	$1,754

Compensation expense	$0	$(119,625)	$(119,625)

Net (loss) as reported (restated)	$(338,299)	$(139,458)	$(477,757)

Pro-forma compensation expense	$0	$(9,044)	$(9,044)
(restated)

Pro-forma net loss (restated)	$(338,299)	$(148,502)	$(486,801)

Weighted average
Shares, common stock
outstanding	16,280,956	16,280,956	16,280,956

Net loss per share:

Basic and diluted (restated)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted – Pro-forma (restated)	$(0.02)	$(0.01)	$(0.03)

[END OF ITEM 7 - FINANCIAL STATEMENTS]

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

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

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
===================================================================================
NAME	AGE	POSITION(S)	SERVICE BEGAN
-----------------------------------------------------------------------------------
Father Gregory Ofiesh	76	Director, President, ChiefExecutive Officer andActing Chief Financial Officer	March 2000
------------------------------------------------------------------------ ----------
Kamal Alawas	56	Director	January 2002
-----------------------------------------------------------------------------------
Stanley Combs	59	Director	July 1998
-----------------------------------------------------------------------------------
Paul Kaser	53	Director	January 2002
-----------------------------------------------------------------------------------
Richard Kunter	64	Director, Vice President - Researchand Development	June 2006
-----------------------------------------------------------------------------------
Peter Boyle	69	Vice President - Regulatory Affairs,Secretary	August 2000
------------------------- ---------- ----------------------------------- ----------
Roger Graham	40	Vice President - Operations	January 2001
===================================================================================
Note: The full board, with the exception of Father Ofiesh, who is also President and CEO, act as the auditcommittee, the compensation committee, and the governance committee.

FATHER GREGORY OFIESH, director, president, chief executive officer, and acting chief financial officer, is a California resident. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St.Nicholas Orthodox Church, San Francisco, California, on January 1, 2001. Prior to his retirement, he was dean of the San Francisco Bay Area Orthodox Clergy, and now serves as dean emeritus of that group.  On average, Fr. Ofiesh devotes about 20 hours per week to our affairs.

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

PAUL A. KASER, director, a resident of New Jersey, is a chemical engineer with BASF, a large international chemical company. He has been with the firm for eleven years. Mr. Kaser has a B.S. in chemical engineering from the New Jersey Institute of Technology and an M.B.A. from Seton Hall University.

RICHARD S. KUNTER, director and vice president - research and development, was elected to the board in June 2006, and appointed an officer the following month. He does not work full time for the company, butserves primarily in the role of a consultant to Roger Graham. He brings to the board knowledge, training, and experience previously lacking in the company.  Mr. Kunter has a B.S. and an M.S. in metallurgical engineering, both from the University of Idaho, and, after that, he received a two-year research fellowship from the Idaho National Engineering Laboratory. Since that time, he has acquired over 35 years of experience in mining and metallurgy, including employment and consulting with Newmont Pty. Ltd. (Australia), Homestake Mining Company, Advanced Sciences, Inc., Behre Dolbear & Company, and Kennecott Copper Co. Since 1991, his consulting services have been under the auspices of Richard S. Kunter & Associates, a consulting metallurgical engin- eering firm. Professionally, Mr. Kunter is a member of the Society for Mining, Metallurgy, and Exploration and of the Minerals, Metals, and Materials Society in the United States, and a fellow of the Australasian Institute of Mining and Metallurgy in Australia.

PETER BOYLE, vice president-regulatory affairs and secretary, is resident of California. He is an attorney-at-law and a member of the State Bar of California, including its Business Law Section. He has maintained an independent practice for over 20 years, focusing on the establishment of new businesses and other transactional  and corporate matters. Prior to that he served as general counsel of the Federal Home Loan Bank of San Francisco, and thereafter acted as counsel for financial institutions in their dealing with regulatory authorities and their financial transactions. He is a graduate of the University of Notre Dame and the University of Pennsylvania Law School. Mr. Boyle devotes between approximately 20 hours per week to Franklin Lake's business.

ROGER GRAHAM, vice president - operations, is a resident of California. He has been employed by the company since January 2001.  He began as a technical and laboratory assistant, working with company scientists and outside scientific consultants, and over the years he steadily assumed increasing responsibilities.  He was appointed vice president - operations in 2004 and devotes his full time to Company business.  Prior to joining the company, Mr. Graham was a building, equipment, and mechanical supervisor at a commercial bakery.

There are no family relationships between any directors and/or executive officers. There are no arrangements or understandings between any director and/or executive officer and any other party relating to the selection of any person as an officer or director.

To the Company's knowledge, it is not owned or controlled, directly or indirectly, by another corporation or any foreign government.

Item 10 - EXECUTIVE COMPENSATION -- Summary Compensation Table

The Company does not have any formal plans or standard arrangements to compensate its directors for their services as directors, other than the occasional granting of stock options.  No options have been awarded during the past three years and no options were outstanding at the end of the fiscal year.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years, and whose position or level of compensation requires reporting.

===========================================================================
				LONG-TERM
		ANNUAL	COMPENSATION	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTIONS (#)

	2007	$48,000*	$0	0
Father Gregory Ofiesh
President, CEO, Director	2006	$48,000*	$0	0
================================================================================
* The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2007 or 2006 to provide pension, retirement or similar benefits for directors or executive officers.

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

============================================================================
TITLE OF			PERCENT
CLASS	STOCKHOLDER	SHARES OWNED	OF CLASS *
--------------------------------------------------------------------------------
Common	Father Gregory Ofiesh	14,641,570(1)	62.6
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Kamal Alawas	0 (2)	0
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Stanley Combs	6,250 (3)	(less than
	172 Starlite Street		0.1%)
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Paul Kaser	392,000(4)	1.7
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Richard Kunter	0	0
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Peter Boyle	1,005,000(5)	4.3
	172 Starlite Street
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Common	Roger Graham	1,000,000(6)	4.3
	172 Starlite St.
	So. San Francisco, CA 94080
--------------------------------------------------------------------------------

Common	Officers and Directors as a Group	17,044,820	72.9
------------------------------------------------------------------------------------------
* Assuming exercise of all outstanding warrants and options
(1) Fr. Ofiesh is President, CEO and a director; ownership includes 2,408,080 shares for full consideration  given and 1,161,9200 shares for which he has warrants to purchase.
(2) Mr. Alawas is a director.
(3) Mr. Combs is a director.
(4) Mr. Kaser is a Director.
(5) Mr. Boyle is an officer; ownership includes an option to purchase 1,000,000 shares.
(6) Mr. Graham is an officer; ownership includes an option to purchase 769,230 shares.
=======================================================================

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

As of December 31, 2007

===================================================================
Expiration Date	Exercise Price	Number of Common Shares
-------------------------------------------------------------------
March 4, 2009	$0.13	1,769,230
-------------------------------------------------------------------
Total		1,769,230
===================================================================

WARRANTS OUTSTANDING - DIRECTORS & OFFICERS
AS OF DECEMBER 31, 2007

===================================================================
Expiration Date	Exercise Price	Number of Shares
-------------------------------------------------------------------
1-31-08	$0.10	0
-------------------------------------------------------------------
4-30-08	$0.10	408,920
-------------------------------------------------------------------
7-31-08	$0.10	217,500
-------------------------------------------------------------------
10-31-08	$0.10	535,500

TOTAL:		1,161,920
====================================================================

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease of the Amargosa Facility

Father Ofiesh purchased this property, (formerly referred to as the Farm) in 2000, and until March 31, 2002, He allowed the Company to use it, primarily for storage, without charge. In early 2002, during our negotiations to purchase equipment from Xenolix Technologies, Inc., the lease on our Death Valley Junction was due to expire and so we elected to consolidate our sampling and testing operations at a single site. On April 1, 2002, we entered into an agreement to lease the Farm property from Father Ofiesh, on the following principal terms:

1.	the rent is $1,250 per month, provided that this amount is to be payable only in shares of common stock of the Company and not in cash;

2.	the term is for three years, with an option to renew for an additional three years; the option has been exercised and the lease now expires on March 31, 2008 (see Extension below).

3.	equipment and other personal property on the premises on April 1, 2002, except items or material placed there by the Company for storage, is and remains the property of Father Ofiesh;

4.	equipment and other property brought onto the premises by the Company, whether or not attached to a building or the land, is and remains the property of the Company;

5.	The Company is responsible for all property taxes during the lease period;
6.	The Company is required to indemnify and insure the owner against liability to him arising out of its operations; and

7.	at the termination of the lease, the Company must return the premises in their original condition.

The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

Extension -- In January 2008, Father Ofiesh offered to extend the lease for six months, until September 30, 2008, upon the same terms and conditions as in the current lease (see Description of Property, above).

Office Space

The Company's executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement withFr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable not in cash, but only in shares of company stock; the space includes utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.

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
---------------------
* previously filed with the Company'sForm 10-KSB for the year endedOctober 31, 2001, filed on EDGAR February 4, 2002 and incorporatedherein by reference.

Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the year ended October 31, 2007:

Date                   Items
------------          -------------
11-13-06            8.01, 9.01
02-15-07            8.01, 9.01

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accounting firm was Madsen and Associates, CPAs, Inc. For the fiscal year ended October 31, 2006, we paid fees to that firm as shown in the following table:
Year Ended October 31, 2007

Audit and Quarterly Review Fees	$14,800
Audit-related Fees	0
Tax Fees	0
All Other Fees	0
Total Fees	$14,800

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN LAKE RESOURCES, INC.

Dated: February 15, 2008	/s/ Father Gregory Ofiesh
----------------------------------
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Father Gregory Ofiesh	President, Chief ExecutiveOfficer,	February 15, 2008
--------------------------	Acting ChiefFinancial Officer,
ActingPrincipal AccountingOfficer,
Director

/s/ Kamal Alawas	Director	February 15, 2008
-------------------------

/s/ Stan Combs	Director	February 15, 2008
-------------------------

/s/ Paul Kaser	Director	February 15, 2008
-------------------------
/s/ Richard Kunter	Director	February 15, 2008
-------------------------

/s/ Peter Boyle	Secretary	February 15, 2008
-------------------------

___________________________
Form 10-KSB 103107 d 030808