Form 10QSB
period 2008-01-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-04-21
CIK 879519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2008

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

N/A
(Former name, address, and fiscal year,if changed since last report)

Check if issuer (1) filed all reports required to be filed by Section 13 0r 15(d) of the Exchange Actduring the past 12 months, and (2) has been subject to such filing requirements for the past 90 days

☒Yes   ☐No

Check if issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes   ☒No

Applicable only to issues involved in bankruptcy proceedings during the preceding five years N/A.

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer'sclasses of common stock as of the latest practicable date 18,034,745 shares as of January 31, 2008.

Transitional small business disclosure format ☐Yes       ☒ No

 PART I -- FINANCIAL STATEMENTS

 Item 1 -- Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	January 31,	October 31,
ASSETS	2008	2007
Current Assets:
Cash	$30,816	$33,688
Total Current Assets	30,816	33,688
Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	19,911	4,700
Accumulated depreciation	(886)	(235)
Total Fixed Assets	20,433	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$77,366	$64,270

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$12,697	$17,715
Deferred Gain on Sale of Equipment	8,550	11,400
Advances from Stockholders'	292,558	210,808
Total Current Liabilities	313,805	239,923

Total Liabilities	313,805	239,923

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,037,745 issued and outstanding at October 31, 2007;
17,737,745 issued and outstanding at October 31, 2006	18,034	18,034
Additional Paid-In Capital	32,130,525	32,129,025
Cummulative effect of correction of error	345,825	345,825
Accumulated Deficit	(32,730,823)	(32,668,537)
Total Stockholders' Equity	(236,439)	(175,653)

Total Liabilities and Stockholders' Equity	$77,366	$64,270

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			From Date of
			Inception on
		(Restated)	May 23, 1986
	3 months ended	3 months ended	to January 31,
	January 31, 2008	January 31, 2007	2008

Revenues
Mineral processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	36,227	40,047	16,563,079
Depreciation/amortization expenses	651	-	3,721,365
General and administrative	28,258	66,132	11,320,880
Impairment of patents and
Intellectual property	-	-	1,162,792
Total Expenses	65,136	106,179	32,768,116
Other Income:
Gain of sale of equipment	2,850	2,631	12,497
Precious Metal Sales	-	-	26,211

Net Loss	$(62,286)	$(103,548)	$(32,724,823)
Weighted Average Shares
Common Stock Outstanding	18,037,745	17,737,745
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
from Inception May 23, 1986 to January 31, 2008
(Unaudited)

	Common	Common		(Restated)		(Restated)
	Stock	Stock	Paid-In	Accumulated		Total
	Shares	Amount	Capital	Deficit		Equity

May 1986 common stock issued
Net Loss from inception to October 31, 1986	-	-	-	(7,379)		(7,379)

Net Loss for the year ended October 31, 1987	-	-	-	(49,050)		(49,050)

Fiscal 1988 common stock issued
for cash at $.50 per share	15,000	15	7,455	-		7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)		(17,156)

Fiscal 1989 common stock issued
for cash at $1.65 per share	187,633	188	308,553	-		308,741

Fiscal 1989 common stock issued for
mineral property; $1.15 per share	30,000	30	34,395	-		34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)		(210,686)

Fiscal 1990 common stock issued
for cash at $5.48 per share	194,726	195	1,066,635	-		1,066,830

Fiscal 1990 common stock issued
for mineral property; $1.16 per share	40,000	40	46,400	-		46,440

Fiscal 1990 common stock issued
for services at $30.54 per share	2,401	2	73,313	-		73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)		(2,372,808)

Fiscal 1991 common stock issued
for cash at $3.60 per share	275,903	276	994,700	-		994,976

Fiscal 1991 common stock issued
for mineral property; $9.16 per share	16,500	17	151,059	-		151,076

Fiscal 1991 common stock issued
for debt payment at $4.04 per share	78,924	79	318,691	-		318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)		(578,573)

Fiscal 1992 common stock issued
for cash at $5.09 per share	195,864	196	996,469	-		996,665

Fiscal 1992 common stock issued
for mineral property; $6.96 per share	87,648	88	610,381	-		610,469

Fiscal 1992 common stock issued
for license at $3.40 per share	40,000	40	136,040	-		136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)		(1,153,009)

Fiscal 1993 common stock issued
for subsidiary at $9.04 per share	276,741	276	2,221,550	-		2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)		(1,430,936)

Fiscal 1994 common stock issued
for cash at $10.65 per share	339,400	339	3,613,155	-		3,613,494

Fiscal 1994 common stock issued
for subsidiary at $25.90 per share	2,500	3	64,747	-		64,750

Fiscal 1994 common stock issued
for director at $8.32 per share	25,000	25	208,100	-		208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)		(2,435,290)

Fiscal 1995 common stock issued
for cash at $14.30 per share	208,359	208	2,979,872	-		2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share	23,100	23	355,642	-		355,665

Fiscal 1995 common stock issued
for equipment at $16.58 per share	1,800	2	29,833	-		29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)		(2,706,126)

Fiscal 1996 common stock issued
for cash at $14.23 per share	316,024	316	4,496,619	-		4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share	30,970	31	1,267,852	-		1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)		(3,898,191)

Fiscal 1997 common stock issued
for cash at $16.13 per share	270,608	271	4,365,253	-		4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)		(5,255,324)

Fiscal 1998 common stock issued
for cash at $18.28 per share	198,928	199	3,636,543	-		3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dulition agreement	24,444	24	-24	-		-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)		(5,966,623)

Fiscal 1999 common stock issued
for cash at $5.44 per share	24,060	24	130,879	-		130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)		(1,623,785)

Fiscal 2000 common stock issued
for cash at $.65 per share	375,800	376	245,164	-		245,540

Fiscal 2000 common stock issued
for payables at $.97 per share	55,000	55	53,136	-		53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)		(785,920)

Fiscal 2001 capital contribution
for shares previously paid for	-	-	17,531	-		17,531

Fiscal 2001 common stock issued
for debt at $.82 per share	47,500	48	38,986	-		39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)		(320,797)

January 17, 2002; common stock issued for loans
advanced in 2001of $100,000 and cash of $50,000 in
2002 at $.25 per share	600,000	600	149,400	-		150,000

February 27, 2002; common stock issued
for cash at $.25 per share	120,000	120	29,880	-		30,000

March 15, 2002; common stock issued for
compensation, rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000	-		500,000

March 23, 2002; common stock issued
for cash at $.25 per share	400,000	400	99,600	-		100,000

March 25, 2002; common stock
for payables at $ .64 per share	2,000	2	1,270	-		1,272

April 8, 2002; common stock issued in connection with
Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589	-		1,297,790

April 8, 2002; common stock issued in connection with
Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473	-		64,575

September 9, 2002; common stock issued
for cash at $.25 per share	80,000	80	19,920	-		20,000

Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)		(1,782,473)

November 1, 2002, commons stock issued
for cash at $ .35 per share	857,143	857	299,143	-		300,000

January 22, 2003 exercise of warrants
at $.25 per share	200,000	200	49,800	-		50,000

March 26, 2003 common stock issued
for cash at $.35 per share	71,429	71	24,929	-		25,000

Net Loss for the year ended October 31, 2003	-	-	-	(349,781)		(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602	-		-

July 20, 2004 common stock issued for cash
at $.10 per share	250,000	250	24,750	-		-

July 20, 2004 common stock issued for
compensation, rent and cash advance	1,751,570	1,752	173,405	-		175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870	-		-

Net (loss) for year				(345,424)		(345,424)

Jauary 31, 2005 common stck issued for
cash at $.10 per share	750,000	750	74,250	-		75,000

January 31, 2005 common stock issued for
compensation and rent	217,500	218	21,532	-		21,750

April 30, 2005 common stock issued for cash
at $.10 per share	250,000	250	24,750	-		25,000

April 30, 2005 common stock issued for
compensation and rent	217,500	217	21,533	-		21,750

July 31, 2005 common stock issued for
cash at $.10 per share	50,000	500	49,500	-		50,000

July 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	218	21,532	-		21,750

October 31, 2005 common stock issued for
cash at $.10 per share	620,000	620	61,380	-		62,000

October 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	217	21,533	-		21,750

Net (loss) for period				(329,330)

January 31, 2006 common stock issued for
cash at $.10 per share	602,000	602	59,598			$60,200

January 31, 2006 common stock issued for
services at $.10 per share	217,500	218	21,532			$21,750

April 30, 2006 common stock issued for
cash at $ .10 per share	910,000	910	$90,090			$91,000

April 30, 2006 common stock issued for
services at $.10 per share	217,500	218	$21,532			$21,750

July 31, 2006 common stock issued for
services at $.10 per share	217,500	218	$21,532			$21,750

October 25, 2006 common stock issued for
cash at $.13 per share	230,770	230	$29,770			$30,000

October 31, 2006 common stock issued for
cash at $.10 per share	318,000	318	$31,482			$31,800

October 31, 2006 common stock issued for
services at $.10 per share	217,500	217	21,533			21,750

Capital contrbuted by officer			$1,000			1,000

Net (loss) for period				(338,299)		(337,299)

April 30, 2007 common stock
cash at $.10 per share	200,000	200	$19,800			$20,000

April 30, 2007 common stock
cash at $.25 per share	100,000	100	$24,900			$25,000

Net (loss) for period				(385,323)		(385,323)

Balances at January 31, 2008	18,034,745	18,034	32,130,525	(32,730,823	) )	(236,439)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		(Restated)	Cumulative
	3 Months Ended January 31, 2008	3 Months Ended January 31, 2007	From date of inception on May 23, 1986 to January 31, 2008
Cash Flows used in Operating Activities:
Net Loss	$(62,286)	$(103,548)	$(32,724,823)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	651	-	3,721,130
Proceeds- net book value of equipment licenses,
properties sold/ abandoned	-	-	2,621,265
Gain on sale of plant equipment	(2,850)	(2,631)	(12,497)
Impairment of patents and intellectual property	-	-	1,162,792
Rent contributed to capital	1,500	-	1,500
Compensation expense from warrants issued	-	38,784	437,055
Contribution of capital for services			6,000
Common stock issued for compensation, rent and expenses	-	21,750	833,823
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	-	-	-
(Increase) decrease in advances from officer/shareholder	21,750		108,750
Increase (refund) of reclamation bond outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(5,018)	(187)	(5,513)
Cash Flows used in Operating Activities	(46,253)	(45,832)	(23,870,385)
Cash Flows from Investing Activities:
Purchases of plant & equipment	(16,619)	-	(901,398)
Sale of plant equipment		-	50,000
Disposal (Acquisition) of water rights		-	12,500
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	(16,619)	-	(2,990,975)
Cash Flows from Financing Activities:
Common stock issued for cash	-	-	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants			20,000
Advances (repayments) from officers/directors/affiliates	60,000	20,000	678,158
Cash Flows from Financing Activities	60,000	20,000	26,892,176
Net Increase (Decrease) in Cash	(2,872)	(25,832)	30,816
Cash at Beginning of Period	33,688	35,942	-
Cash at End of Period	$30,816	$10,110	$30,816

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows - Continued
(Unaudited)

			Cumulative
	Year Ended October 31, 2007	Year Ended October 31, 2006	From date of inception on May 23, 1986 to October 31, 2007

Supplemental Non-Cash Financing Activities:
Common Stock issued for compensation and rent	$65,250	$87,000	$994,965

Common Stock issued for licenses			136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment			2,286,576

Common Stock issued for mineral properties			1,198,075

Common Stock issued for equipment			1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix			-
Equipment returned to satisfy debt , payables			1,299,872
Interest Paid			68,851

Income Taxes Paid			4,078

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2008

1. HISTORY

Franklin Lake Resources Inc. ("FKLR" or "Company") was originally incorporated as Naxos Resources Ltd. (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, the Company moved its executive and administrative offices to South San Francisco, California, effectively ending its business connections in Canada. On October 15, 2001, the shareholders approved the redomiciliation of the Company to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

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

2.  Basis of Presentation

The interim financial statements of the Company for the three months ended January 31, 2008 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed.

3. SIGNIFICANT ACCOUNTING POLICIES

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

Reclamation bonds for which the Company has posted refundable cash deposits cover the restoration and rehabilitation of the Company’s BLM properties. The Company does not believe that it has significant environmental, rehabilitation or restoration expenses for the exploration operations it has conducted to date. The Company believes that its cash deposits could be refunded without significant additional expenditures to restore its exploration properties. The Company has not recorded an increase in the estimated recoverable deposits until it has received a more formal notification of its reduced exposure to environmental, rehabilitation, and restoration expenses. The Company has a deposit in the amount of $58,000 available to cover reclamation costs. The Company has reflected a net recoverable value of $19,867 based upon estimates of those costs. The Company will reflect an increase in the value of its deposits when it is able to reduce them based upon regulatory approvals.

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2008

(e)  Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares outstanding in accordance with SFAS 128 “Earnings per Share.” Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

(f)  Comprehensive Income

The Company adopted SFAS 130, “Reporting Comprehensive Income,” which requires inclusion of foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

(g)  Stock Based Compensation

On November 1, 2006 the Company adopted SFAS 123, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R) regarding the adoption of the provisions of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards beginning in fiscal years ended after December 15, 2005. The Company’s interim financial statements for the three months ended January 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are vested during the period. Stock compensation expense during the period also includes compensation expense for share-based awards that vested in a prior period but that had not been recognized as compensation expense in the prior period financial statements.
(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On January 31, 2008, the Company had net operating losses to be carried forward in the amounts of approximately $32,647,553. The tax benefit of approximately $4,897,133 at January 31, 2008 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2008 through 2027.
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

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2008

4. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved.

The Company did not issue any shares during the three-month period ended January 31, 2008 and 2007.

 5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report, the Company received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president.  All such items are payable only in shares of Company stock, not in cash and, pursuant to agreement; they are valued at a total of $7,250 per month for a total of $21,750 for the quarter ended January 31, 2008 and 2007.

The Company also leases most of the equipment in the Amargosa facility from its president for $1.00 per month.  He purchased the equipment from the Company during the prior fiscal year for a total price of $50,000, with an agreement to lease it back to the Company for $1.00 per month through March 31, 2008.  The items of equipment covered by this transaction includes all the equipment at the facility as of July 31, 2006, except the large Lyden dryer; nor does it include equipment, having a book value of approximately $4,700, acquired since that date.

During the quarters ended January 31, 2008 and 2007 the President of the Company made advances of $60,000 and $20,000 respectively to help with the working capital needs of the Company.  These advances represent the exercise of warrants to purchase Company stock; the shares were not actually issued, however, until after the period covered by this report.

6. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with SFAS 123(R) which was adopted by the Company on November 1, 2006. The Company granted stock options to two employees as consideration for their past services and as an incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. At October 31, 2006, there were 1,769,230 options outstanding, all expiring on March 4, 2009, and that number remained unchanged at October 31, 2007.

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services.  At October 31, 2006, it had 2,700,000 warrants outstanding, expiring as follows:  819,500 on January 31, 2007, 1,127,500 on April 30, 2007, 217,500 on July 31, 2007, and 535,500 on October 31,2007.  During the first quarter of the current fiscal year, ended on January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008.  At January 31, 2008, there were 361,920 warrants outstanding.

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

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended January 31, 2008 and 2007; the amount was $ 0 and $38,784, respectively.

7. METALS EXTRACTION AGREEMENT AND METALS EXTRACTION AGREEMENT

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

In Novermber 2005, the Company made a determination that MR3 had not met its obligations under the agreement, and it sent a letter to MR3 in which it terminated the agreement.  As of January 31, 2008, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
January 31, 2008

8.  Water Rights

In May 2006, the Company entered into a contract to purchase ten acre-feet of water rights, at a contract price of $25,000, one-fourth of which, $6,250, was paid at the time, with the balance payable in January 2007.  Such rights were necessary for the Company to be sure it would have an adequate supply of water to operate the facility.  Thus, at October 31, 2006, the Company had a liability for the payment due in January in the amount of $18,750.  In January 2007, before that payment was made, however, the Company renegotiated the contract to provide for the purchase of only two acre-feet of water for a total price of $6,250.

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through additional sales of the Company’s common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

[END OF NOTES TO FINANCIAL STATEMENTS]

Item 2 -- Management's Discussion and Analysis or Plan of Operation

In April 2006, we filed an application to operate our pilot plant testing facility in Amargosa Valley, Nevada, with the State's Division of Environmental Protection. In addition to routine questions and requests for additional information, they also required us to verify that we will have adequate water resources to operate the facility. Accordingly, in May 2006, we contracted to purchase 10 acre-feet of water rights, at a contract price of $25,000, one-fourth of which, $6,250, was paid at that time, with the balance payable in January 2007. Before making that payment, however, we renegotiated the contract to provide for a purchase of only two acre-feet of water, for a total cost of $6,250; since this was the amount we had already paid, no further payment was due. Since then, we have received a water pollution control permit.

We have also filed an application to the Bureau of Land Management of the Federal Government for permission to extract the dirt we will need from our claims at Franklin Lake, and we are awaiting its action. Although we think we have complied with all of BLM's requirements, because there is a dry river bed on the property, we were required contact the California Department of Fish and Game. Pursuant to its request, we filed a Notice of Lake or Stream Bed Alteration, and we are working with its staff to make sure we are in compliance with all relevant rules.  Although we do not know what action, if any, they might take, we do not think any such action will present a substantial delay or other problem.

We are currently working with a spiral concentrator and attempting to determine the most effective method of concentrating the raw material and also the most efficient means of processing the resulting concentrate. We are also seeking to obtain the few pieces of additional equipment we still need. If we can do these steps effectively, and if our tests show that we are able to extract sufficient quantities of gold or other precious metals, we should be able to begin using our pilot plant promptly after we receive the appropriate governmental approvals.  Our goal is to be able to process three to five tons per day on a regular and consistent basis. At the same time, this should allow us to work out any kinks that may exist in the equipment and processes and to achieve a better yield of gold from our material.  Even if we can do so, however, we do not expect the early operation of the pilot plant to be profitable. Accordingly, as our results warrant, we will increase our production in an attempt to achieve profitability as soon as possible. At this time, we have no way of knowing if or when that will happen.

Although we had previously stated that we believed we would know by October 31, 2006, with a higher degree of reliability than before, whether we would ultimately be able to develop an economically viable business, we do not yet have that answer.  If, however, it does turn out that the likelihood of success is positive, the company will require funds for additional equipment for the pilot plant, technical and  professional consultants, additional technical staff, claims maintenance fees, accounting and auditing, ongoing administrative expenses, and a contingency reserve. We estimate these items will require additional funds of approximately $300,000 to $500,000 to cover the next six months to one year. This is a substantially greater sum than the company has been able to raise in recent years, and, if it cannot obtain such funds, it probably will not be able to continue in business.

At the end of fiscal year on October 31, 2007, we had approximately $33,600 cash on hand. Approximately 85 percent of the funds received during that year were from Father Gregory Ofiesh, our president. Still unable to find other investors, during the first quarter of this year, he has invested another $60,000 by exercising warrants he has received in connection with prior investments. Then, at the end of the quarter on January 31, 2008, cash on hand was approximately $30,800. We have no assurance, however, that he will be able, or will choose, to continue, as he has been doing, to make additional periodic investments in the Company and, if he does not do so, we probably will not be able to stay in business.

This Item is not changed substantially from the corresponding provision in prior reports. We are continuing to work on processes and to work with governmental regulatory agencies to obtain the permits we require and to complete our Amargosa facility so it will be able to process our material effectively and efficiently.

Item 3 -- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was made by our chief executive officer, who is also our acting chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e), under the Securities Exchange Act of 1934 ("Act")). Based on that evaluation, our chief executive officer, in that capacity and in his capacity as acting chief financial officer, concluded that these disclosure controls and procedures were effectiveas of that time. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f), under the Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Changes in Internal controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, pursuant to the exercise of warrants, the Company received $61,325 to purchase 13,250 shares of its common stock at a price of $0.10 per share.  The shares were not actually issued, but will be issued during the following quarter.

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

Date: March 14, 2008

FRANKLIN LAKE RESOURCES INC.
(Registrant)

By /s/ Father Gregory Ofiesh
Father Gregory Ofiesh
President and Chief Executive Officer