Form 10QSB
period 2008-04-30
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-06-17
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2008
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

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date 20,960,325 shares as of April 30, 2008.

Transitional small business disclosure format ☐Yes       ☒No

 PART I -- FINANCIAL STATEMENTS

 Item 1 -- Financial Statements
FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	April 30,	October 31,
ASSETS	2008	2007
Current Assets:
Cash	$28,616	$33,688
Total Current Assets	28,616	33,688
Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	19,911	4,700
Accumulated depreciation	(1,537)	(235)
Total Fixed Assets	19,782	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$74,515	$64,270

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,720	$17,715
Deferred Gain on Sale of Equipment	5,700	11,400
Advances from Stockholders'	56,280	210,808
Total Current Liabilities	66,700	239,923

Total Liabilities	66,700	239,923

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
20,960,580 issued and outstanding at April 30, 2008;
18,034,745 issued and outstanding at December 31, 2007	20,960	18,034
Additional Paid-In Capital	32,421,657	32,129,025
Cummulative effect of correction of error	345,825	345,825
Accumulated Deficit	(32,780,627)	(32,668,537)
Total Stockholders' Equity	7,815	(175,653)

Total Liabilities and Stockholders' Equity	$74,515	$64,270

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					From Date of
					Inception on
	Three Months	Three Months	Six Months	Six Months	May 23, 1986
	Ended	Ended	Ended	Ended	to April 30,
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	2008

Revenues
Mineral processing fees	$7,500	$-	$7,500	$-	$12,085
Total Revenue	7,500	-	7,500	-	12,085
Expenses:
Mineral exploration costs	35,548	18,149	71,773	58,196	16,598,627
Depreciation/amortization expenses	651	-	1,302	-	3,722,016
General and administrative	23,955	48,400	58,109	114,532	11,350,835
Impairment of patents and
Intellectual property	-	-	-	-	1,162,792
Total Expenses	60,154	66,549	131,184	172,728	32,834,270
Other Income:
Gain of sale of equipment	2,850	2621	5,700	5,262	15,347
Precious Metal Sales	-	-	-	-	26,211

Net Loss	(49,804)	(63,928)	(117,984)	(167,466)	(32,780,627)
Weighted Average Shares
Common Stock Outstanding	18,037,745	17,934,745	18,037,745	17,834,745
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	6 Months Ended April 30, 2008	6 Months Ended April 30, 2007	From date of inception on May 23, 1986 to April 30, 2008
Cash Flows used in Operating Activities:
Net Loss	$(112,090)	$(167,466)	$(32,780,627)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	1,302	-	3,722,016
Proceeds- net book value of equipment licenses,
properties sold/ abandoned	-	-	2,621,265
Gain on sale of plant equipment	(5,700)	(5,262)	(18,197)
Impairment of patents and intellectual property	-	-	1,162,792
Rent contributed to capital	3,000	-	3,000
Compensation expense from warrants issued	-	-	437,055
Contribution of capital for services	-		6,000
Common stock issued for compensation, rent and expenses	-	52,004	833,823
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	-	-	-
(Increase) decrease in advances from officer/shareholder	43,500	43,500	152,250
Increase (refund) of reclamation bond outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(12,995)	4,492	4,720
Cash Flows used in Operating Activities	(82,983)	(72,732)	(23,875,770)
Cash Flows from Investing Activities:
Purchases of plant & equipment	(16,619)	(4,700)	(918,017)
Sale of plant equipment	-	-	50,000
Disposal (Acquisition) of water rights	-	-	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	(16,619)	(4,700)	(3,026,344)
Cash Flows from Financing Activities:
Common stock issued for cash	-	25,000	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants	-		20,000
Advances (repayments) from officers/directors/affiliates	94,530	20,000	716,712
Cash Flows from Financing Activities	94,530	45,000	26,930,730
Net Increase (Decrease) in Cash	(5,072)	(32,432)	28,616
Cash at Beginning of Period	33,688	35,942	-
Cash at End of Period	$28,616	$3,510	$28,616

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2008
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

2.  Basis of Presentation

The interim financial statements of the Company for the three and six months ended April 30, 2008 were not audited. The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

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

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2008
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

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2008

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On April 30, 2008, the Company had net operating losses to be carried forward in the amounts of approximately $32,761,772. The tax benefit of approximately $4,914,266 at April 30, 2008 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2008 through 2027.
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

The Company issued 2,925,580 shares of common stock at $.10 per share for advances made to the Company by its president and for accrued management fees and rent also owed to the Company’s president during the three months ended April 30, 2008.  The Company did not issue any shares of common stock during the three months ended April 30, 2007.

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2008

 5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report, the Company received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president.  All such items are payable only in shares of Company stock, not in cash and, pursuant to agreement; they are valued at a total of $7,250 per month for a total of $21,750 for the quarter ended April 30, 2008 and 2007.

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

6. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with SFAS 123(R) which was adopted by the Company on November 1, 2006. The Company granted stock options to two employees as consideration for their past services and as an incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. At October 31, 2006, there were 1,769,230 options outstanding, all expiring on March 4, 2009, and that number remained unchanged at October 31, 2007, and at April 30, 2008.

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services.  At October 31, 2006, it had 2,700,000 warrants outstanding, expiring as follows:  819,500 on January 31, 2007, 1,127,500 on April 30, 2007, 217,500

on July 31, 2007, and 535,500 on October 31, 2007.  During the first quarter of the current fiscal year, ended on January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008.  At April 30, 2008, there were 361,920 warrants outstanding.

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

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the three months ended April 30, 2008 and 2007; the amount was $ 0 and $38,784, respectively.

FRANKLIN LAKE RESOURNCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
April 30, 2008

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

In November 2005, the Company made a determination that MR3 had not met its obligations under the agreement, and it sent a letter to MR3 in which it terminated the agreement.  On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of April 30, 2008, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

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

At the end of fiscal year on October 31, 2007, we had approximately $33,600 cash on hand. Approximately 85 percent of the funds received during that year were from Father Gregory Ofiesh, our president. Still unable to find other investors, during the first six months of this year, he has invested another $63,125 by exercising warrants he has received in connection with prior investments. Then, at the end of the second quarter on April 30, 2008, cash on hand was approximately $28,600.  We have no assurance, however, that he will be able, or will choose, to continue, as he has been doing, to make additional periodic investments in the Company and, if he does not do so, we probably will not be able to stay in business.

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period covered by this report, pursuant to the exercise of warrants, the Company received $94,530 to purchase 600,000 shares of its common stock at a price of $0.10 per share.  Of this amount, $34,500 was received during the three-month period ended April 20, 2008, and $60,000 during the three-month period ended January 31, 2008.

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

None

Item 6 -- Exhibits and Reports Filed on Form 8-K
(including items filed after the end of the period covered by this Report)

EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

Date: June 13, 2008

FRANKLIN LAKE RESOURCES INC.
(Registrant)

By /s/ Father Gregory Ofiesh
Father Gregory Ofiesh
President and Chief Executive Officer