Form 10KSB/A
period 2006-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-07-17
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A
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
Former issuer name

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

    17,734,745 shares

- i -

PURPOSE

This amendment to our Form 10-KSB for the Fiscal Year Ended October 31, 2006,
is filed:

       to relabel the cumulative inception to date information in the Statements of
       Operations and the Statements of Cash Flows as unaudited;

       to change the term “Accumulated Deficit” in the Balance Sheets to “Deficit
       Accumulated during the Development Stage;”

       to change the Statement of Operations for the Fiscal Year Ended October 31,
       2006, by deferring a portion of the gain on sale of equipment to future periods;

       to explain the computation of compensation cost as shown in Note 6 of the
       Notes to Financial Statements;

       to explain the purchase of water rights, shown as an asset in the Balance Sheet as of October 31, 2006, and to change that Balance Sheet and the Statement of Operations for the fiscal year then ended to correct the recording of the transaction; and

       to identify the certifying officer by name in the Certification Pursuant to Sec.
       302 of the Sarbanes-Oxley Act of 2002, and in the Certification Pursuant to
       Sec. 906 of the Sarbanes-Oxley Act of 2002.

- ii -

ITEM 1 - DESCRIPTION OF BUSINESS

Background - Redomiciliation

Franklin Lake Resources Inc. ("FKLR," "Franklin Lake, "Company" "we" or "us"), an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR.

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

Regulation And Licensing

As a publicly held corporation, we are required to file reports with the SEC in addition to other federal and state agencies. Principal among these are the Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K; all such reports were filed as required for theperiod covered by this report.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This annual report contains statements about the company's business, planned operations, financial projections, and corporate strategy that may constitute "forward-looking" statements within the meaning of federal securities laws. Such forward-looking statements are based largely on the company's current expectations, plans, beliefs, and assumptions. They inherently involve known and unknown risks and uncertainties, some of which may be beyond the company's control, that may cause the company's actual results in future periods to differ materially from those presented in this report. These may include, but arenot limited to, changes in the prevailing prices of metals were are planning to produce, the availability of capital for project financing, competitive factors, and other unforeseen difficulties and uncertainties in the business in which we may operate. They may also include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business."

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
"Gold and silver values have been reported in sediments of the playa and brines in underlying aquifers. Previousanalytical methods which have produced significant values have been from non-certified laboratories or by using non-standard, proprietary methods or "black box" technology. To date, there has been no documented gold or silver production from the property. Assay and analytical results by standard repeatable methods have been negative or inconclusive.

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

During 2005, we also began to look into the possibility of using our facility as a toll station, that is, doing contract processing of material for other mining and exploration companies. We have been making incremental improvements to the equipment and the facility for several years and we believe there is a market for this service. In 2005, we obtained one contract for this service and received $4,585 for our work,but we have not done any similar business since then (nor have we made an effort to solicit such business), and we cannot predict whether we will be able to continue to provide the service and to do so profitably.

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

Water Rights

In Nevada, a property owner does not have an unlimited right to draw water from a well on his property.  To draw water for commercial use generally requires a property owner to purchase additional rights from other property owners.  Uncertain of its future needs, but wanting to protect itself and to be sure it had adequate water for whatever future operations it might have, on May19, 2006, the Company entered into contract to purchase 10 acre feet of water, that is, the right to draw 10 acre feet of water annually from a well on the Company’s  property, at a price of $2,500 per acre foot, a total of $25,000.The contract provided for a down payment of $6,250 (25 percent of the total price) upon signing and payment of the balance of $18,750 on an unspecified date after January 2, 2007.  Thus, at the end of the year, on October 31, 2006, the Company had an asset, water rights, for which it paid a total of $25,000, and a liability for the balance due of $18,750.  The water rights are deemed to be an intangible asset, and, as such, they are subject to an annual impairment test.  As of October 31, 2006, the Company reviewed the value of the water rights and determined that there had been no impairment.

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

South San Francisco Office

We use space in a building owned by our President for our executive and administrative offices in South San Francisco, California, (see "Item 12 - Certain Relationships and Related Transactions" below.)

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

===========================================================================

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

During fiscal year 2006, the Company incurred mineral exploration costs of $225,048 (including depreciation and amortization of $33,730) on our Franklin Lake properties. During fiscal year 2005, we incurred such costs of $192,823 (including depreciation and amortization of $39,876). We expect exploration costs to increase over the next twelve months, as we increase our expenses at Franklin Lake and the Amargosa facility in a further effort to extract precious metals from the playa.

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

The operating loss for fiscal year 2006 was $338,299 (restated) or $0.02 per share, compared to an operating loss of $420,857 (restated), or $0.03 per share, for the year 2005. The weighted average number of shares in the per-share calculations was 16,280,956 in fiscal year 2006, and 12,979,787 in fiscal year 2005. As of October 31, 2006, the Company's cash balance was $35,942, compared to $8,652 on October 31, 2005. (Between the fiscal year end on October 31, 2006, and January 19, 2007, the company received $10,000 from the sale of its shares, all upon the exercise of warrants by the Company president.)

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

Item - 7  FINANCIAL STATEMENTS

                         See next page.

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

Accountant’s Report…………...............….......................................F-1

Balance Sheet......................…...........….....................................…F-2

Statement of Operations..…...….......….............…..........................F-3

Statement of Stockholders’ Equity…...........................................…F-4

Statement of Cash Flows.......…....…..............................................F-9

Notes to the Financial Statements.…..............................................F-10

Franklin Lake Resources, Inc.
(An Exploration Stage Company)
South San Francisco, CA

____________________________________________________________________
                          Madsen & Associates CPA’s, Inc.

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

            As noted in Notes 3 and 6, and reported in Note 10, to the financial statements, the Company is restating its financial statements for the years ended October 31, 2006 and 2005, to correct an error in the accounting for a sale and leaseback transaction and compensation expense, and to make corrected pro forma disclosures in the footnotes to the financial statements.

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

Madsen & Associates CPA’s, Inc.
January 12, 2007
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
(Restated)

October 31,
ASSETS	2006
Current Assets:
Cash	$35,942

Total Current Assets	35,942

Fixed Assets:
Office furniture & equipment	30,101
Plant equipment	-
Accumulated depreciation	(30,101)
Total Fixed Assets	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867
Water rights	6,250
Total Other Assets	26,117

Total Assets	$62,059
Deferred Gain Asset Sale	19,293
LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	10,146
Total Current Liabilities	10,146

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
17,737,745 issued and outstanding	17,734
Additional Paid-In Capital	31,986,555
Accumulated Deficit	(31,971,669)
Total Stockholders' Equity	32,620

Total Liabilities and Stockholders' Equity	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			Cumulative from
			Inception
			(May 23,1986) to
	Year Ended October 31, 2006	Year Ended October 31, 2005	October 31,2006 (Unaudited)

Revenues
Material processing fees		$4,585	$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	191,318	152,947	16,307,723

Depreciation/amortization expenses	33,730	39,876	3,720,244

General and administrative	134,838	136,507	10,814,000

Impairment of patents & intellectual property	-	-	1,162,792

Total Expenses	359,886	329,330	32,004,759

Other Income:
Gain on sale of plant equipment	21,587		21,587
Precious metal sales	-	-	26,211

Net Loss	(338,299)	(420,857)	(31,952,376)

Weighted Average Shares
Common Stock Outstanding	16,280,956	12,979,787
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.02)	$(0.03)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
From Inception (May 23, 1986) through October 31, 2006
(Unaudited) from Inception (May 23, 1986) to October 31, 2002

	Common	Common		(Restated)	(Restated)
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

May 1986 common stock issued
Net Loss from inception to October 31, 1986	-	-	-	(7,379)	(7,379)

Net Loss for the year ended October 31, 1987	-	-	-	(49,050)	(49,050)

Fiscal 1988 common stock issued
for cash at $.50 per share	15,000	15	7,455	-	7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)	(17,156)

Fiscal 1989 common stock issued
for cash at $1.65 per share	187,633	188	308,553	-	308,741

Fiscal 1989 common stock issued for
mineral property; $1.15 per share	30,000	30	34,395	-	34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)	(210,686)

Fiscal 1990 common stock issued
for cash at $5.48 per share	194,726	195	1,066,635	-	1,066,830

Fiscal 1990 common stock issued
for mineral property; $1.16 per share	40,000	40	46,400	-	46,440

Fiscal 1990 common stock issued
for services at $30.54 per share	2,401	2	73,313	-	73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued
for cash at $3.60 per share	275,903	276	994,700	-	994,976

Fiscal 1991 common stock issued
for mineral property; $9.16 per share	16,500	17	151,059	-	151,076

Fiscal 1991 common stock issued
for debt payment at $4.04 per share	78,924	79	318,691	-	318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)	(578,573)

Fiscal 1992 common stock issued
for cash at $5.09 per share	195,864	196	996,469	-	996,665

Fiscal 1992 common stock issued
for mineral property; $6.96 per share	87,648	88	610,381	-	610,469

Fiscal 1992 common stock issued
for license at $3.40 per share	40,000	40	136,040	-	136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued
for subsidiary at $9.04 per share	276,741	276	2,221,550	-	2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued
for cash at $10.65 per share	339,400	339	3,613,155	-	3,613,494

Fiscal 1994 common stock issued
for subsidiary at $25.90 per share	2,500	3	64,747	-	64,750

Fiscal 1994 common stock issued
for director at $8.32 per share	25,000	25	208,100	-	208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued
for cash at $14.30 per share	208,359	208	2,979,872	-	2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share	23,100	23	355,642	-	355,665

Fiscal 1995 common stock issued
for equipment at $16.58 per share	1,800	2	29,833	-	29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued
for cash at $14.23 per share	316,024	316	4,496,619	-	4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share	30,970	31	1,267,852	-	1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued
for cash at $16.13 per share	270,608	271	4,365,253	-	4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued
for cash at $18.28 per share	198,928	199	3,636,543	-	3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dilution agreement	24,444	24	-24	-	-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued
for cash at $5.44 per share	24,060	24	130,879	-	130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued
for cash at $.65 per share	375,800	376	245,164	-	245,540

Fiscal 2000 common stock issued
for payables at $.97 per share	55,000	55	53,136	-	53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution
for shares previously paid for	-	-	17,531	-	17,531

Fiscal 2001 common stock issued
for debt at $.82 per share	47,500	48	38,986	-	39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued for loans
advanced in 2001of $100,000 and cash of $50,000 in 2002
at $.25 per share	600,000	600	149,400	-	150,000

February 27, 2002; common stock issued
for cash at $.25 per share	120,000	120	29,880	-	30,000

March 15, 2002; common stock issued for compensation,
rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000	-	500,000

March 23, 2002; common stock issued
for cash at $.25 per share	400,000	400	99,600	-	100,000

March 25, 2002; common stock
for payables at $ .64 per share	2,000	2	1,270	-	1,272

April 8, 2002; common stock issued in connection with
Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589	-	1,297,790

April 8, 2002; common stock issued in connection with
Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473	-	64,575

September 9, 2002; common stock issued
for cash at $.25 per share	80,000	80	19,920	-	20,000

Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued
for cash at $ .35 per share	857,143	857	299,143	-	300,000

January 22, 2003 exercise of warrants
at $.25 per share	200,000	200	49,800	-	50,000

March 26, 2003 common stock issued
for cash at $.35 per share	71,429	71	24,929	-	25,000

Net Loss for the year ended October 31, 2003	-	-	-	(349,781)	(349,781)

Cancellation of common stock to Xenolix	(601,657)	(602)	602	-	-

July 20, 2004 common stock issued for cash
at $.10 per share	250,000	250	24,750	-	-

July 20, 2004 common stock issued for
compensation, rent and cash advance	1,751,570	1,752	173,405	-	175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870	-	-

Net (loss) for year				(345,424)	(345,424)

January 31, 2005 common stock issued for
cash at $.10 per share	750,000	750	74,250	-	75,000

January 31, 2005 common stock issued for
compensation and rent	217,500	218	21,532	-	21,750

April 30, 2005 common stock issued for cash
at $.10 per share	250,000	250	24,750	-	25,000

April 30, 2005 common stock issued for
compensation and rent	217,500	217	21,533	-	21,750

July 31, 2005 common stock issued for
cash at $.10 per share	50,000	500	49,500	-	50,000

July 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	218	21,532	-	21,750

October 31, 2005 common stock issued for
cash at $.10 per share	620,000	620	61,380	-	62,000

October 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	217	21,533	-	21,750

Net (loss) for period				(329,330)

January 31, 2006 common stock issued for
cash at $.10 per share	602,000	$602	$59,598		$60,200

January 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

April 30, 2006 common stock issued for
cash at $ .10 per share	910,000	$910	$90,090		$91,000

April 30, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

July 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

October 25, 2006 common stock issued for
cash at $.13 per share	230,770	$230	$29,770		$30,000

October 31, 2006 common stock issued for
cash at $.10 per share	318,000	$318	$31,482		$31,800

October 31, 2006 common stock issued for
services at $.10 per share	217,500	217	21,533		21,750

Capital contributed by officer			1,000		1,000

Net (loss) for period				(338,299)	(337,299)

Balances at October 31, 2006	17,734,745	17,734	31,986,555	(31,952,376)	51,913

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative from
			Inception
			(May 23,1986) to
	Year Ended October 31, 2006	Year Ended October 31, 2005	October 31, 2006 (Unaudited)
Cash Flows used in Operating Activities:
Net Loss	$(338,299)	$(324,745)	$(31,952,376)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	33,730	39,876	3,678,368
Proceeds - Net book value of equipment ,licenses,
properties sold / abandoned	-	-	2,621,265
Gain on sale of plant equipment	(21,587)		(21,587)

Impairment of patents & Intellectual property	-	-	1,162,792

Common stock issued for compensation, rent and expenses	87,000	87,000	752,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	598	(166)

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	26,308	562	26,308

Net cash used in operations	(212,250)	(197,473)	(23,639,020)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	(10,243)	(869,836)
Sale of plant equipment	50,000		50,000
Acquisition of water rights	(25,000)		(25,000)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	25,000	-	(3,021,913)

Cash Flows from Financing Activities:
Common stock issued for cash	213,000	2,112,000	23,754,611

Loan proceeds	-	-	2,202,407

Advances (repayments) from officers/directors/affiliates	1,000		494,350

Cash Flows from Financing Activities	214,000	212,000	26,237,368

Net Increase (Decrease) in Cash	27,290	4,284	35,942

Cash at Beginning of Period	8,652	4,368	-
Cash at End of Period	$35,942	$8,652	$35,942

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation, rent and officers advances	$87,000	$201,157	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	602	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

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

3. SALE OF EQUIPMENT (RESTATED)

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to ~~sale~~ sell substantially all of it’s equipment related to the exploration activities to the Company President for the sum of $50,000. Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008. The equipment was sold “as is” without any warranties, express or implied. The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals, were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale. Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month. This amount has been reflected as an operating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president.

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

The Company has determined the estimated fair value of share-based awards using the Black-Scholes option-pricing model.  The Black-Scholes method is affected by the Company’s stock price as well as assumptions regarding certain complex and subjective values.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The  share-based compensation for the fiscal years ended October 31, 2006 and 2005, was $-0- and $96,112, respectively.  The pro forma disclosures for the share-based payments on operations, net of related tax benefits, and net loss per share are summarized in the table below:

	2006	2005

Net (loss) as reported	$(338,299)	$(324,745)

Compensation recognized under SFAS 123	--	96,112

Pro-forma net loss	$(338,299)	$(420,857)

Net loss per share:

Basic and diluted – as reported	$(0.02)	$(0.03)

Basic and diluted – pro forma	$(0.02)	$(0.03)

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

9. PURCHASE OF WATER RIGHTS

In May of 2006, the Company purchased water  rights in Nevada to assist in the operations of the test plant facility.  These rights allow the Company to draw 10 acre feet of water annually from a well located on the property.  The Company paid $25,000 (cash of $6,250 and a note for the balance of $18,750)  for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2006, the Company tested these water rights for impairment and determined that no impairment was necessary.

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
-----------------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------
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

STANLEY R. COMBS, director, is a Florida resident. Mr. Combs is a registered architect and a member ofthe A.I.A. He is the owner of Mountain Stone, Inc, a manufacturer and distributor of stone for construction. From November 2000 to March 2002, he was the owner of Combs Architects. From May 2000 to November 2000, he served as Vice President-Design and Construction of Laundromax, a 45-unit chain of cleaner-laundromats.  From June 1992 to May 2000 as Director of Construction for Claire's Stores, a retail chain of over 3,000 costume jewelry and clothing stores. Mr. Combs holds B.Arch. and B.S. degrees from Ball State University in Indiana.

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

~~Compliance With Section 16(A) Of The Exchange Act~~

~~Our chief executive officer, Father Gregory Ofiesh, our secretary, Peter Boyle, and each of our non-executive directors, Stan Combs, Kamal Alawas and Paul Kaser, failed to timely file Form 5 for the fiscal year ended October 31, 2005. We are informed each individual is aware of the oversight and expects to file his report shortly.~~

Item 10 - EXECUTIVE COMPENSATION

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

No funds were set aside or accrued by the Company during fiscal year 2006 or 2005 to provide pension, retirement or similar benefits for directors or executive officers.

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

==========================================================================
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
(7) Mr. Godde is an investor who is neither a director, an officer, nor an employee ofthe Company.
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

The tables below provide information, as of October 31, 2006, as to the number of outstanding shares of common stock subject to stock options and warrants held by directors and officers of the Company.

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

_______________________________
FKLR 10-KSB 103106 am 1 F 030708