Form 10KSB/A
period 2007-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-07-17
CIK 879519

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

    18,034,745 shares

ITEM 1 - DESCRIPTION OF BUSINESS

Background - Redomiciliation

Franklin Lake Resources Inc. ("FKLR," "Franklin Lake, “Company" "we" or "us"), an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR.

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

Water Rights

In Nevada, a property owner does not have an unlimited right to draw water from a well on his property.  To draw water for commercial use generally requires a property owner to purchase additional rights from other property owners.  Uncertain of its future needs, but wanting to protect itself and to be sure it had adequate water for whatever future operations it might have, on May19, 2006, the Company entered into contract to purchase 10 acre feet of water, that is, the right to draw 10 acre feet of water annually from a well on the Company’s property, at a price of $2,500 per acre foot, a total of $25,000.The contract provided for a down payment of $6,250 (25 percent of the total price) upon signing and payment of the balance of $18,750 on an unspecified date after January 2, 2007.  Thus, at the end of the year, on October 31, 2006, the Company had an asset, water rights, for which it agreed to pay a total of $25,000 and a liability for the balance due of $18,750.  The water rights are deemed to be an intangible asset, and, as such, they are subject to an annual impairment test.  As of October 31, 2006, the Company reviewed the value of the water rights and determined that there had been no impairment.
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
South San Francisco Office

We use space in a building owned by our President for our executive and administrative offices in South San Francisco, California, and (see “Item 12 - Certain Relationships and Related Transactions below.)

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

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect. The shares were offered and sold by our President, Fr. Gregory Ofiesh, who in doing so relied on exemptions from the broker-dealer registration requirements of the Exchange Act provided under Rule 3a4-1.

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

Madsen & Associates CPA’s, Inc.
February 8, 2008
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet

	(Restated)	(Restated)
	October 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$33,688	$35,942

Total Current Assets	33,688	35,942

Fixed Assets:
Office furniture & equipment	4,700	30,101
Plant equipment	-	-
Accumulated depreciation	(235)	(30,101)
Total Fixed Assets	4,465	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$64,270	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	17,715	28,896
Advances from stockholders	210,808	-
Total Current Liabilities	228,523	28,896

Deferred gain - asset sale	11,400	19,293

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding	18,034	17,734
Additional Paid-In Capital	32,129,025	31,986,555
Deficit accumulated during Development Stage	(32,322,712)	(31,971,669)
Total Stockholders' Equity	(175,653)	32,620

Total Liabilities and Stockholders' Equity	$64,270	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			(Unaudited)
			(Restated)
			Cumulative from
	(Restated)	(Restated)	Inception
	Year Ended	Year Ended	(May 23,1986) to
	October 31, 2007	October 31, 2006	October 31, 2006

Revenues
Material processing fees			$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	104,129	191,318	16,526,852

Depreciation/amortization expenses	235	33,730	3,720,714

General and administrative	254,572	254,463	11,292,622

Impairment of patents & intellectualproperty	-	-	1,162,792

Total Expenses	358,936	479,511	32,702,980

Other Income:
Gain on sale of plant equipment	7,893	1,754	9,647
Precious metal sales	-	-	26,211

Net Loss	351,043	477,757	32,662,537

Weighted Average Shares
Common Stock Outstanding	17,943,078	16,280,956
Net Loss Per Common Share
(Basic and Fully Diluted)	$0.02	$0.03

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
For the years ended December 31, 2006 and 2005
Unaudited For the period from date of inception on May 23, 1986 to October 31, 2002

				Cumulative
	Common	Common		Effect of	(Restated)	(Restated)
	Stock Shares	Stock Amount	Paid-In Capital	Correction of Error	Accumulated Deficit	Total Equity

Restatement adjustments for 2006 and 2005				$345,825		345,825

May 1986 common stock issued for cash at $.25 per share	162,000	$162	$40,878			41,040
Net Loss from inception to October 31, 1986	-	-			(6,840)	(6,840)

Fiscal 1987 common stock issued for cash at $.38 per share	102,500	102	39,038		-	39,140
Net Loss for the year ended October 31, 1987	-	-			(49,050)	(49,050)

Fiscal 1988 common stock issued for cash at $.50 per share	15,000	15	7,455		-	7,470
Net Loss for the year ended October 31, 1988	-	-			(17,156)	(17,156)

Fiscal 1989 common stock issued for cash at $1.65 per share	187,633	188	308,553		-	308,741

Fiscal 1989 common stock issued for mineral property; $1.15 per share	30,000	30	34,395		-	34,425
Net Loss for the year ended October 31, 1989	-	-			(210,686)	(210,686)

Fiscal 1990 common stock issued for cash at $5.48 per share	194,726	195	1,166,635		-	1,166,830

Fiscal 1990 common stock issued for mineral property; $1.16 per share	40,000	40	46,400		-	46,440

Fiscal 1990 common stock issued for services at $30.54 per share	2,401	2	73,313		-	73,315
Net Loss for the year ended October 31, 1990	-	-			(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued for cash at $3.60 per share	275,903	276	994,700		-	994,976

Fiscal 1991 common stock issued for mineral property; $9.16 per share	16,500	17	151,059		-	151,076

Fiscal 1991 common stock issued for debt payment at $4.04 per share	78,924	79	318,691		-	318,770
Net Loss for the year ended October 31, 1991	-	-			(578,573)	(578,573)

Fiscal 1992 common stock issued for cash at $5.09 per share	195,864	196	996,469		-	996,665

Fiscal 1992 common stock issued for mineral property; $6.96 per share	87,648	88	610,381		-	610,469

Fiscal 1992 common stock issued for license at $3.40 per share	40,000	40	136,040		-	136,080
Net Loss for the year ended October 31, 1992	-	-			(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued for subsidiary at $9.04 per share	276,741	276	2,221,550		-	2,221,826
Net Loss for the year ended October 31, 1993	-	-			(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued for cash at $10.65 per share	339,400	339	3,613,155			3,613,494

Fiscal 1994 common stock issued for subsidiary at $25.90 per share	2,500	3	64,747		-	64,750

Fiscal 1994 common stock issued for director at $8.32 per share	25,000	25	208,100		-	208,125
Net Loss for the year ended October 31, 1994	-	-			(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued for cash at $14.30 per share	208,359	208	2,979,872		-	2,980,080

Fiscal 1995 common stock issued for mineral property; $15.40 per share	23,100	23	355,642		-	355,665

Fiscal 1995 common stock issued for equipment at $16.58 per share	1,800	2	29,833		-	29,835
Net Loss for the year ended October 31, 1995	-	-			(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued for cash at $14.23 per share	316,024	316	4,496,619		-	4,496,935

Fiscal 1996 common stock issued for equipment at $40.94 per share	30,970	31	1,267,852		-	1,267,883
Net Loss for the year ended October 31, 1996	-	-			(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued for cash at $16.13 per share	270,608	271	4,365,253		-	4,365,524
Net Loss for the year ended October 31, 1997	-	-			(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued for cash at $18.28 per share	198,928	199	3,636,543		-	3,636,742

Fiscal 1998 common stock issued pursuant to an anti-dilution agreement	24,444	24	-24		-	-
Net Loss for the year ended October 31, 1998	-	-			(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued for cash at $5.44 per share	24,060	24	130,879		-	130,903
Net Loss for the year ended October 31, 1999	-	-			(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued for cash at $.65 per share	375,800	376	245,164		-	245,540

Fiscal 2000 common stock issued for payables at $.97 per share	55,000	55	53,136		-	53,191
Net Loss for the year ended October 31, 2000	-	-			(785,920)	(785,920)

Fiscal 2001 capital contribution for shares previously paid for	-	17,531			-	17,531

Fiscal 2001 common stock issued for debt at $.82 per share	47,500	48	38,986		-	39,034
Net Loss for the year ended October 31, 2001	-	-			(320,797)	(320,797)

January 17, 2002; common stock issued for loans advanced in 2001of $100,000 and cash of $50,000 in 2002 at $.25 per share	600,000	600	149,400		-	150,000

February 27, 2002; common stock issued for cash at $.25 per share	120,000	120	29,880		-	30,000

March 15, 2002; common stock issued for compensation , rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000		-	500,000

March 23, 2002; common stock issued for cash at $.25 per share	400,000	400	99,600		-	100,000

March 25, 2002; common stock for payables at $ .64 per share	2,000	2	1,270		-	1,272

April 8, 2002; common stock issued in connection with Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589		-	1,297,790

April 8, 2002; common stock issued in connection with Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473		-	64,575

September 9, 2002; common stock issued for cash at $.25 per share	80,000	80	19,920		-	20,000

Net Loss for the year ended October 31, 2002	-	-			(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued for cash at $ .35 per share	857,143	857	299,143		-	300,000

January 22, 2003 exercise of warrants at $.25 per share	200,000	200	49,800		-	50,000

March 26, 2003 common stock issued for cash at $.35 per share	71,429	71	24,929		-	25,000

Net Loss for the year ended October 31, 2003	-	-	-		(349,781)	(349,781)

Cancellation of common stock to Xenolix	(601,657)	(602)	602		-	-

July 20, 2004 common stock issued for cash at $.10 per share	250,000	250	24,750		-	25,000

July 20, 2004 common stock issued for compensation, rent and cash advance	1,751,570	1,752	173,405		-	175,157

October 29, 2004 common stock issued for compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870		-	13,000

Net (loss) for year					(345,424)	(345,424)

January 31, 2005 common stock issued for cash at $.10 per share	750,000	750	74,250		-	75,000

January 31, 2005 common stock issued for compensation and rent	217,500	218	21,532		-	21,750

April 30, 2005 common stock issued for cash at $.10 per share	250,000	250	24,750		-	25,000

April 30, 2005 common stock issued for compensation and rent	217,500	217	21,533		-	21,750

July 31, 2005 common stock issued for cash at $.10 per share	500,000	500	49,500		-	50,000

July 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	218	21,532		-	21,750

October 31, 2005 common stock issued for cash at $.10 per share	620,000	620	61,380		-	62,000

October 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	217	21,533		-	21,750

Net (loss) for period					(550,945)	(550,945)

Balances at October 31, 2005	14,803,975	14,803	$31,688,486	-	(31,839,737)	209,377

January 31, 2006 common stock issued for cash at $.10 per share	602,000	$602	$59,598			$60,200

January 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

April 30, 2006 common stock issued for cash at $ .10 per share	910,000	$910	$90,090			$91,000

April 30, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

July 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

October 25, 2006 common stock issued for cash at $.13 per share	230,770	$230	$29,770			$30,000

October 31, 2006 common stock issued for cash at $.10 per share	318,000	$318	$31,482			$31,800

October 31, 2006 common stock issued for services at $.10 per share	217,500	217	21,533			21,750

Capital contributed by officer			1,000			1,000

Net (loss) for period					(477,757)	(477,757)

Balances at October 31, 2006	17,734,745	$17,734	$31,986,555	$345,825	$(32,317,494)	$32,620

February 5, 2007 common stock issued for cash at $.25 per share	100,000	100	24,900			25,000

Stock based compensation			91,770			91,770

February 26, 2007 common stock issued for exercise of warrants at $.10 per share	200,000	200	19,800			20,000

Capital contributed by Officer			6,000			6,000

Net (loss) for period					(351,043)	(351,043)

Balances at October 31, 2007	18,034,745	18,034	32,129,025	345,825	(32,668,537)	(175,653)

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			(Unaudited)
			(Restated)
			Cumulative from
	(Restated)	(Restated)	Inception
	Year Ended	Year Ended	(May 23,1986) to
	October 31, 2007	October 31, 2006	October 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(351,043)	$(477,757)	$(32,662,537)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	235	33,730	3,719,939
Proceeds - Net book value of equipment ,licenses,properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	91,770	119,625	437,595
Gain on sale of plant equipment	(7,893)	(1,754)	(9,647)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for services	6,000	-	6,000
Common stock issued for compensation, rent and expenses	-	87,000	833,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	598

Increase in shareholders advances	87,000		87,000

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	(11,181)	8,098	(495)

Net cash used in operations	(185,112)	(230,460)	(23,824,132)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700)	-	(884,779)
Sale of plant equipment		50,000	50,000
Disposal (Acquisition) of water rights	18,750	(6,250)	12,500
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	14,050	43,750	(2,974,356)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	213,000	23,991,611

Loan proceeds	-	-	2,202,407

Common stock issued for exercise of warrants	20,000	-	20,000

Advances (repayments) from officers/directors/affiliates	123,808	1,000	618,158

Cash Flows from Financing Activities	168,808	214,000	26,832,176

Net Increase (Decrease) in Cash	(2,254	27,290	33,688

Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$33,688	$35,942	$33,688

Supplemental Non-Cash Financing Activities:

Contribution of capital for services	$6,000		$6,000

Deferred gain - asset sale	-	19,293	-

Common Stock issued for compensation, rent and officers advances	$-	$87,000	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets net of $25,000 expensed $1,162,792 Xenolix patents and technologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	-	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

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

(e)	Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actively outstanding in accordance with SFAS 128 “Earnings Per Share.”  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized.  On October 31, 2007 and 2006, the Company had net operating losses to be carried forward in the amounts of 32,570,000 and $32,317,000, respectively.  The tax benefits of approximately $11,400,000 at October 31, 2007 and $11,310,000 at October 31, 2006 have been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception.  The net operating loss expires starting 2005 through 2026.

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

	2007	2006

Balances at beginning of year	$-	$-

Management fees at $4,000 per month	48,000	48,000

Corporate office rent, supplies, and overhead at $2,000 per month	24,000	24,000

Test plant rental at $1,250 per month	15,000	15,000

Warrants exercised, shares not issued (shown as advances on the Balance Sheet)	123,808	-
Capital	-	-
Total for fiscal year	210,808	87,000

870,000 shares valued at $.10 per share for above services & rent		(87,000)

Balances at end of year	$210,808	$-

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

Since that time, the Company incurred less than $10,000 in direct costs associated with this failed agreement.  These costs have been charged to operations.

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

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility.  These rights allow the Company to draw 10 acre feet of water annually from a well located on the property.  The Company paid $25,000 ($6,250 in cash and $18,750 in the form of a note payable at an unspecified time after January 1, 2007) for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2006, the Company tested these water rights for impairment and determined that no impairment was necessary.

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

Balance Sheet / October 31, 2006

	Originally	Restatement
	reported	Adjustment	Restatement

Total Assets	$80,809	-	$80,809

Total Liabilities and
Stockholders’ Equity	$80,809	-	$80,809

Deficit accumulated during
Development Stage	$(31,952,376)	$(365,658)	$(32,317,494)

Statement of Operations / October 31, 2006

Gain on sale of equipment (restated)	$21,587	$(19,833)	$1,754

Compensation expense	$0	$(119,625)	$(119,625)

Net (loss) as reported (restated)	$(338,299)	$(139,458)	$(477,757)

Pro-forma compensation expense (restated)	$0	$(9,044)	$(9,044)

Pro-forma net loss (restated)	$(338,299)	$(148,502)	$(486,801)

Weighted average
Shares, common stock
outstanding	16,280,956	16,280,956	16,280,956

Net loss per share:

Basic and diluted (restated)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted – Pro-forma (restated)	$(0.02)	$(0.01)	$(0.03)

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

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
===================================================================================
NAME	AGE	POSITION(S)	SERVICE BEGAN
-----------------------------------------------------------------------------------
Father Gregory Ofiesh	76	Director, President, Chief Executive Officer and Acting Chief Financial Officer	March 2000
-----------------------------------------------------------------------------------
Kamal Alawas	56	Director	January 2002
-----------------------------------------------------------------------------------
Stanley Combs	59	Director	July 1998
-----------------------------------------------------------------------------------
Paul Kaser	53	Director	January 2002
-----------------------------------------------------------------------------------
Richard Kunter	64	Director, Vice President - Researchand Development	June 2006
-----------------------------------------------------------------------------------
Peter Boyle	69	Vice President - Regulatory Affairs,Secretary	August 2000
-----------------------------------------------------------------------------------
Roger Graham	40	Vice President - Operations	January 2001
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
---------------------
* previously filed with the Company’s Form 10-KSB for the year ended October 31, 2001, filed on EDGAR February 4, 2002 and incorporated herein by reference.

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

/s/ Father Gregory Ofiesh	President, Chief Executive Officer,	February 15, 2008
--------------------------	Acting Chief Financial Officer,
Acting Principal Accounting Officer,
Director

/s/ Kamal Alawas	Director	February 15, 2008
-------------------------

/s/ Stan Combs	Director	February 15, 2008
-------------------------

/s/ Paul Kaser	Director	February 15, 2008
-------------------------

/s/ Richard Kunter	Director	February 15, 2008
-------------------------

/s/ Peter Boyle	Secretary	February 15, 2008
-------------------------