Form 10QSB/A
period 2007-01-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-07-18
CIK 879519

UNITED STATES
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
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

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer'sclasses of common stock as of the latest practicable date 18,034,745 shares as of February 28, 2007.

Transitional small business disclosure format  ☐Yes  ☒No

This amendment is filed for the following purposes:

(1)	To add this paragraph explaining the reasons for filing the amendment;
(2)	To change the account in the balance sheet from “Accumulated Deficit” to “Deficit Accumulated during Development Stage;”
(3)	To defer the gain on the sale of equipment in the Statement of Operations;
(4)	To include a Cumulative from Inception Statement of cash Flows;
(5)	To bring numbers in the Statement of Operations is in Note 8 of the Notes of Financial Statements in agreement with each other;
(6)	To remove the amount of $18,750, described as “Disposal of Water Rights” from the Statements of Cash Flows; and
(7)	To correct the wording in the certificate required by section 302 of the Sarbanes – Oxley Act of 2002 (Exhibit 31.1)

PART I -- FINANCIAL STATEMENTS

Item 1 Financial Statements

FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Balance Sheet (Unaudited)

	(Restated)	(Restated)
	January 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$10,110	$35,942
		-
Total Current Assets	10,110	35,942

Fixed Assets:
Office furniture & equipment	30,101	30,101
Accumulated depreciation	(30,101)	(30,101)
Total Fixed Assets	-	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$36,227	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	9,959	10,146
Advances from officer/shareholder	41,750
Total Current Liabilities	51,709	10,146

Deferred gain - asset sale	16,662	19,293

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
17,734,745 issued and outstanding at January 31	17,734	17,734
Additional Paid-In Capital	31,986,555	31,986,555
Deficit accumulated during development stage	(32,036,433)	(31,971,669)
Total Stockholders' Equity	(32,144)	32,620

Total Liabilities and Stockholders' Equity	$36,227	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Statements of Operations (Unaudited)
	3 months ended January 31,
	(Restated)		(Restated)
	2007	2006	Cumulative from date of Inception (May 23, 1986) to January 31, 2007

Revenues
Material processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	40,047	49,918	16,347,770

Depreciation/amortization expenses	-	10,119	3,720,244

General and administrative	66,132	34,776	11,225,417

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	106,179	94,813	32,456,223

Other Income:
Gain on sale of equipment	2,631		4,385
Precious metal sales	-	-	26,211

Net Loss	(103,548)	(94,813)	(32,421,042)

Weighted Average Shares
Common Stock Outstanding	17,737,745	14,813,081
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.01)	$(0.01)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	(Restated)		(Restated)
	3 months ended January 31,		Cumulative from
			date of Inception
	2007	2006	(May 23, 1986) to January 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(103,548)	$(94,813)	$(32,421,042)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation	-	10,119	3,720,244
Proceeds - Net book value of equipment, licenses,
properties sold/abandoned			2,621,265
Gain on sale of plant equipment	(2,631)		(4,385)
Impairment of patents & intellectual property			1,162,792
Stock based compensation	38,784		384,609
Common stock issued for compensation, rent and expenses	21,750	21,750	839,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	-

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	(187)	1,136	9,959

Net cash used in operations	(45,832)	(61,808)	(23,706,602)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	-	(880,079)
Sale of plant equipment			50,000
Acquisition of water rights			(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities		-	(2,988,406)

Cash Flows from Financing Activities:
Advances from officer/shareholder	20,000		536,100
Loan proceeds	-		2,202,407
Common stock issued for cash	-	60,200	23,966,611

Cash Flows from Financing Activities	20,000	60,200	26,705,118

Net Increase (Decrease) in Cash	(25,832)	(1,608)	10,110

Cash at Beginning of Period	35,942	8,652	-

Cash at End of Period	$10,110	$7,044	$10,110

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
\
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

On November 1, 2006 the company adopted SFAS 123, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (SAB 107) relating to SFAS 123(R) regarding the adoption of the provisions of SFAS 123(R).  The company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards beginning in fiscal years ended after December 15, 2005.  The Company’s interim financial statements for the three months ended January 31, 2007 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period.  Stock compensation expense during the period also includes compensation expense for share-based awards that vested in a prior period but that had not been recognized as compensation expense in the prior period financial statements.

(h)	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On January 31, 2007, the Company had estimated net operating losses to be carried forward in the amounts of $31,150,000. The tax benefit of approximately $4,675,000 at January 31, 2007 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires from 2006 through 2026.

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

3. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity.  The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved.  The Company did not issue any shares during the three months ended January 31, 2007, but received management services and rental space and related services having an agreed value of $21,750, and also received $20,000 in cash advances, all from Father Gregory Ofiesh, the president of the Company.  If shares had been issued, he would have received 417,500 shares of Company stock. The shares will be issued during the second quarter, along with additional shares for services and further advances the president has agreed to make.  The Company had issued 819,500 warrants to the president of the Company that were scheduled to expire on January 31, 2007.  The Board of Directors approved the extension of the expiration date of these warrants to January 31, 2008.  It also approved the extension of warrants scheduled to expire on April 30, 2007, July 31, 2007, and October 31, 2007, to the corresponding dates in 2008.

In February 2007, shortly after the end of the period covered by this report, the Company received $25,000 from an existing stockholder in a private placement.  In return, the Company issued to him 100,000 shares of common stock, a price of $0.25 per share, and warrants to purchase 100,000 additional shares at the same price for a period of one year.

4. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

The Company has received cash advances, management services, office space (including supplies and overhead), and use of land and buildings for its new testing and production facility, from its president. The management services, office space, and land and buildings are payable only in shares of Company stock, not in cash.

 5. STOCK OPTIONS & WARRANTS (RESTATED)

The Company accounts for its stock options and warrants in accordance with SFAS 123 (R) which was adopted by the Company on November 1, 2006.

In 2004, the Company granted 2,000,000 five-year stock options to two officers of the Company as consideration for their past services and as incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant.  In October 2006 (the last month of the preceding fiscal year), 230,770 options were exercised by an officer.  As of January 31, 2007 there were 1,769,230 options outstanding unchanged from October 31, 2006.  Warrants are issued as compensation to an employee and for services and rent.  As of October 31, 2006, 2,700,000 warrants were outstanding; of these 819,500 warrants were scheduled to expire on January 31, 2007, and the remainder were scheduled to expire in varying numbers at the end of each of the subsequent quarters during the current fiscal year ending October 31, 2007 (as detailed in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006).  In January, however, the board of directors extended expiration dates of all such warrants for a period of one year, so that the warrants will now expire on January 31, 2008, and at the ends of the following quarters during the fiscal year ending October 31, 2008.

The Company makes a determination of the estimated fair value of share-based awards using the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain complex and subjective variables.  These variables, include, but are not limited to, the Company’s expected stock option exercise behaviors.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25(APB 25).  Under APB 25, when the exercise price of the employee stock options is equal to the estimated market price of the stock on the date of the grant, no compensation expense is recorded.  All of the employee stock options issued by the company prior to November 1, 2006 were issued under that criteria.  Warrants were issued at less than fair market value; accordingly, related compensation expense was reported in the financial statements.  The Company had previously adopted the disclosure-only provisions of SFAS 123 with respect to share-based payments.

Utilizing the Black-Scholes option-pricing model, the share-based compensation expense for the period ended January 31, 2007 totaled $38,784.  This was not previously reported in the original 10-QSB filing of the Company (see Note 8 below).

For the three months ended January 31, 2006, the Company used the intrinsic value method of accounting for its share-based compensation.  Accordingly, the following shows the pro-forma disclosures, as required by FAS 123R, as if the fair value method of accounting were used for the three (3) months ended January 31, 2006

January 31, 2006

	Originally reported		Restatement		Restatement
			Adjustment

Net (loss) as reported (restated)	$	(94,813)			$	(94,813)

Pro-forma compensation expense (restated)		$0	$	(24,478)	$	(24,478)

Pro-forma net loss (restated)		$0	$	(24,478)		$(119,291)

Weighted average Shares,
common stock outstanding		14,813,081		14,813,081		14,813,081

Net loss per share:

Basic and diluted (restated)	$	(0.01)	$	(0.00)	$	(0.01)

Basic and diluted – Pro-forma (restated)	$	(0.01)	$	(0.00)	$	(0.01)

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

Subsequent to the end of the fiscal year on October 31, 2005, management of the Company made a determination that MR3 had not met its obligations under the agreement. On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of February 29, 2007, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

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

8.  RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The financial statements for the interim period ended January 31, 2007 have been restated to correct an accounting error in the recording of share-based compensation expense as noted in Note 5 above.  The Company adopted SFAS 123(R) as of November 1, 2006, but did not report the compensation expense related to share-based payments.  Additionally, the Company recorded a gain on sale of equipment in the prior year that should have been deferred. The adjustment was made in the October 31, 2006 restated financial statements, with the corresponding adjustment to these January 31, 2007 financial statements.  The effects of these corrections on the statement of operations and earnings (loss) per share are reflected in the table below:

	Corrected Amounts		Restatement		Previous
			Adjustment		Amounts

Revenues		-		-		-

Expenses:
Mineral exploration costs		$40,047		$12,129		$27,918

General and administrative		$66,132		$26,655		$39,477

Total Expenses	$	(106,179)	$	(38,784)	$	(67,395)

Gain on sale of Equipment		$2,631		$2,631		$0.00

Net loss		$(103,548)	$	(36,153)	$	(67,395)

Weighted average Shares,
common stock outstanding		17,734,745		17,734,745		17,734,745

Net (loss) per share	$	(0.01)	$	(0.00)	$	(0.00)

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

Item 3 -- Defaults upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

None

Item 6 -- Exhibits and Reports on Form 8-K (including Reports filed after the period covered hereby)

EXHIBITS

Exhibit No.	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

REPORTS ON FORM 8-K

Filing Date	Subject
11-13-06	Annual meeting was a success; Roger Graham exercises options

02-15-07	Plans for 5 Ton test; funding in private placement; audit completed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date March 14, 2007

Franklin Lake Resources Inc.
(Registrant)

By /s/ Father Gregory Ofiesh
Father Gregory Ofiesh
President and Chief Executive Officer