Form 10QSB/A
period 2007-04-30
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-07-18
CIK 879519

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

Applicable only to corporate issuers -- Indicate the number of shares outstanding of each of Issuer's classes of common stock as of the latest practicable date 18,034,745 shares as of April 30, 2007 (excludes 435,000 shares which the company is obligated to issue, but has not yet issued, for services received and rent for offices and the Amargosa facility).

Transitional small business disclosure format ☐ Yes ☒ No

This amendment is filed for the following purposes:

(1)	To add this paragraph explaining the reasons for filing the amendment;
(2)	To include a Cumulative from Inception Statement of Cash Flows;
(3)	To remove the amount of $18,750, described as “Disposal of Water Rights” from the Statements of Cash Flows;
(4)	To add additional information concerning Related Parted Transactions and Operating Losses in Note 4;
(5)	To add additional information concerning Stock Options and Warrants in Note 5 (the table will be updated, with April 30,2007 information, if necessary within a few days); and
(6)	To Correct the wording in the certificate required by Section 302 of the Sarbanes – Oxley Act of 2002 (Exhibit 31.1)

PART I -- FINANCIAL STATEMENTS

 Item 1 -- Financial Statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	(Restated)	(Restated)
	April 30,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$3,510	35,942

Total Current Assets	3,510	35,942

Fixed Assets:
Office and Plant furniture & equipment	34,801
Accumulated depreciation	(30,101)	(30,101)
Total Fixed Assets	4,700	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$34,327	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	14,638	10,146
Advances from officer/shareholder	43,500	-
Total Current Liabilities	58,138	10,146

Deferred gain – asset sale		19,293

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding at April 30, 2007	18,034
17,734,745 issued and outstanding at October 31, 2006		17,734

Additional Paid-In Capital	32,179,731	31,986,555
Deficit accumulated during development stage	(32,221,576)	(32,971,669)
Total Stockholders' Equity (Deficit)	(23,811)	32,620

Total Liabilities and Stockholders' Equity (Deficit)	$34,327	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

Restated			Restated
	3 months ended April 30		6 months ended April 30		Restated
	2007	2006	2007	2006	Cumulative from date of Inception (May 23, 1986) to April 30, 2007

Revenues
Material processing fees	$-	$-	$-	$-	$4,585
Total Revenue	-	-	-	-	4,585
Expenses:
Mineral exploration costs	18,149	48,552	58,196	98,470	16,395,919

Depreciation/amortization expenses	-	10,119	-	20,238	3,720,244

General and administrative	48,400	36,236	114,532	71,012	11,273,817

Impairment of patents & intellectual
property	-	-	-	-	1,162,792

Total Expenses	66,549	94,907	172,728	189,720	32,522,772

Other Income:
Gain on sale of equipment	2,631		5,262		7,016
Precious metal sales	-	-	-	-	26,211

Net Loss	(63,918	(94,907	(167,466	(189,720	(32,484,960

Weighted Average Shares
Common Stock Outstanding	17,934,745	14,811,953	17,834,745	14,811,953
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00	$(0.01	$(0.02	$(0.01

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			Restated
			Cumulative from
	Restated		date of inception
	6 months ended April 30,		(May 23,1986) to
	2007	2006	April 30, 2007
Cash Flows used in Operating Activities:
Net Loss	$(167,466)	$(189,720)	$(32,484,960)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Amortization / depreciation		20,238	3,720,244

Proceeds - net book value of equipment, licenses, properties
Sold/ abandoned		-	2,621,265
Gain on sale of plant equipment	(5,262)		(7,016)

Impairment of patents & intellectual property			1,162,792
Stock based compensation	52,004		397,829

Common stock issued for compensation, rent and expenses	-	43,500	839,823
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	-	-	-

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)
Increase in advances from officer/shareholder	43,500		43,500

Increase (decrease) in accounts payable and accrued liabilities	4,492	(2,459)	33,388

Net cash used in operations	(72,732)	(128,441)	(23,639,002)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700)	-	(884,779)
Sale of plant equipment			50,000
Acquisition of water rights			(6,250)

Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	(4,700)	-	(3,011,856)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	151,200	23,991,611
Loan proceeds			2,202,407

Advances (Repayments) of debt - affiliates	20,000		514,350

Cash Flows from Financing Activities	45,000	151,200	26,708,368

Net Increase (Decrease) in Cash	(32,432)	22,759	3,510

Cash at Beginning of Period	35,942	8,652	-

Cash at End of Period	$3,510	$31,411	$3,510

Supplemental Non-Cash Financing Activities:

Common Stock issued for compensation and rent		$43,500	$880,079
Stock based compensation	$52,004

Common Stock issued for licenses			136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment			2,286,576

Common Stock issued for mineral properties			1,198,075

Common Stock issued for equipment			1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix			-

Equipment returned to satisfy debt , payables			1,299,872

Interest Paid			68,851

Income Taxes Paid			4,078

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

5. STOCK OPTIONS & WARRANTS

In 2004, the Company granted 2,000,000 five-year stock options to two officers of the Company as consideration for their past services and as incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant.  In October 2006 (the last month of the preceding fiscal year), 230,770 options were exercised by an officer.  As of April 30, 2007  there were 1,769,230 options outstanding unchanged from October 31, 2006.  Warrants are issued as an incentive to investors to purchase Company stock, as compensation to an employee for services, and as payment for rent.  As of October 31, 2006, 2,700,000 warrants were outstanding; of these 819,500 warrants were scheduled to expire on January 31, 2007, and the remainder were scheduled to expire in varying numbers at the end of each of the subsequent quarters during the current fiscal year ending October 31, 2007 (as detailed in the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006).  In January, however, the board of directors extended expiration dates of all such warrants for a period of one year, so that the warrants will now expire on January 31, 2008, and at the ends of the following quarters during the fiscal year ending October 31, 2008.  During the second quarter, the company issued 100,000 new warrants to an investor, and 200,000 existing warrants were exercised; thus, there were 2,600,000 warrants outstanding at April 30, 2007.

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

Utilizing the Black-Scholes option-pricing model, the share-based compensation expense for the interim period ended January 31, 2007 totaled $ 38,784. There was no share-base compensation expense recognized during the three months ended April 30, 2007.
(see Note 8 below)

For the six months ended April 30, 2006, the Company used the intrinsic value method of accounting for its share-based compensation.  Accordingly, the following shows the pro-forma disclosures, as required by FAS 123R, as if the fair value method of accounting were used for the six months ended April 30, 2006.

Three months ended April 30, 2006

Net (loss) as reported	$(94,907)
Pro-forma compensation expense	$(24,478)
Pro-forma net (loss) (restated)	$(119,385)
Weighted average shares common stock outstanding	14,811,953

Net loss per share:
Basic	$(0.01)
Basic and diluted – pro-forma	$(0.01)

Six months ended April 30, 2006

Net (loss) as reported	$(189,720)
Pro-forma compensation expense	$(48,956)
Pro-forma net (loss) (restated)	$(238,676)
Weighted average shares common stock outstanding	14,811,953

Net loss per share:
Basic	$(0.02)
Basic and diluted – pro-forma	$(0.02)

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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, in a private placement of its common stock, the Company issued 100,000 shares to an individual investor (already a stockholder), at a price of $0.25 per share, a total of $25,000. The shares were accompanied by warrants to purchase an additional 100,000 shares at the same price for a period of one year.  The company also issued 200,000 shares to its president upon the receipt of  $20,000 in the exercise of warrants to purchase the shares.

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

By /s/ Father Gregory Ofiesh ______
Father Gregory Ofiesh
President and Chief Executive Officer