Form 10QSB/A
period 2007-07-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-07-18
CIK 879519

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

Transitional small business disclosure format    ☐Yes  ☒No

This amendment is filed for the following purposes:

(1)	To add this paragraph explain the reasons for filing the amendment;
(2)	To correct the Statements of Cash Flows;
(3)	To correct and add additional information concerning Stock Options and Warrants in Note 5;
(4)	To correct the wording in the certificate required by section 302 of the Sarbanes – Oxley Act of 2002 (Exhibit 31.1)

PART I -- FINANCIAL STATEMENTS
 Item 1 -- Financial Statements
FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

	(restated)	(restated)
	July 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$8,725	$35,942
Prepaids and other	-	-
Total Current Assets	8,725	35,942
Fixed Assets:
Office furniture & equipment	30,101	30,101
Plant equipment	4,700
Accumulated depreciation	(30,101)	(30,101)
Total Fixed Assets	4,700	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
	26,117	26,117

Total Assets	$39,542	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	13,753	10,146
Deferred Gain on Sale of Equipment	11,400
Advances from Stockholders	110,250
Total Current Liabilities	135,403	10,146

Total Liabilities	135,403	19,293

Stockholders' Equity (deficit):
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding at July 31, 2007 and	18,034	17,734
Additional Paid-In Capital	32,433,730	31,986,555
Deficit Accumulated during exploration stage	(32,355,903)	(31,971,669)
Total Stockholders' Equity	(95,861)	32,620

Total Liabilities and Stockholders' Equity	$39,542	$62,059

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

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
(Restated)

			Cumulative
	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	From date of inception on May 23, 1986 to July 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(230,131)	$(262,282)	$(32,547,625)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	-	30,357	3,720,244
Proceeds- net book value of equipment licenses,
properties sold/ abandoned			2,621,265
Gain on sale of plant equipment	(7,893)		(9,647)
Impairment of patents and intellectual property	-		1,162,792
Stock based compensation	56,650		402,475
Common stock issued for compensation, rent and expenses	-	65,250	839,823
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expensesand other	-	(6,542)	-
(Increase) decrease in advances from officer/shareholder	110,250		110,250
Increase (refund) of reclamation bond outstanding		-	(19,867)
Increase ( decrease) in accounts payable andaccrued liabilities	(3,607)	2,308	32,503
Cash Flows used in Operating Activities	(67,517)	(170,909)	(23,687,787)

Cash Flows from Investing Activities:
Purchases of plant & equipment	(4,700)	(2,000)	(884,779)
Sale of plant equipment			50,000
Acquisition of water rights			(6,250)
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	4,700	(2,000)	(3,011,856)
Cash Flows from Financing Activities:
Common stock issued for cash	25,000	151,200	23,991,611
Loan proceeds	-	-	2,202,407
Advances (repayments) from officers/directors/affiliates	65,000	20,000	514,350
Cash Flows from Financing Activities	90,000	171,200	26,708,368
Net Increase (Decrease) in Cash	(27,217)	(1,709)	8,725
Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$8,725	$6,943	$8,725

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

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On July 31, 2007, the Company had net operating losses to be carried forward in the amounts of approximately $32,000,000. The tax benefit of approximately $4,800,000 at July 31, 2007 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2006 through 2026.
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

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion 25 (APB 25). Under APB 25, when the exercise price of an employee stock option is equal to the estimated market price of the stock on the date of the grant, no compensation expense is recorded. All existing employee stock options were issued by the Company prior to November 1, 2006, and were issued under that criterion. The Company had previously adopted the disclosure-only provisions of SFAS 123 with respect to share-based payments.   Warrants were issued at less than fair market value; accordingly, related compensation expense was reported in the financial statements.  The Company had previously adopted the disclosure-only provisions of SFAS 123 with respect to the share-based payments.

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

This Item is not changed substantially from the corresponding provision in the Form 10-QSB for the three-monthperiod ended April 30, 2007. We are continuing to work with governmental regulatory agencies to obtain the permits we require and to complete our Amargosa facility so it will be able to process our material effectively and efficiently.
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

PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

None

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, in a private placement of its common stock, the Company issued 100,000 shares to an individual investor (already a stockholder), at a price of $0.25 per share, a total of $25,000. The shares were accompanied by warrants to purchase an additional 100,000 shares at the same price for a period of one year.  The Company also issued 200,000 shares t its president upon receipt of $20,000 in the exercise of warrants to purchase the shares.

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