Form 10KSB/A
period 2006-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-09-08
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A2
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

    17,734,745 shares

- i -

PURPOSE OF SECOND AMENDMENT

This Second Amendment to our Form 10-KSB for the Fiscal Year Ended October 31, 2006,
 is filed to correct errors in the financial statements and,  more spepcifically for the follow-
ing purposes:

         To correct the amount of Deferred gain on asset sale and to place it correctly on the balance sheet;

         to show Cumulative effect of correction  of error as a separate item and not include the amount thereof in Deficit accumulated during Development Stage;

         to correct general and administrative expenses to include compensation expense from warrants and options issued to employees;

         to correct Gain on sale of plant equipment;

         to correct the Net Loss Per Common Share; and

         to correct several items, principally to include compensation expense from warrants and options issued to employees.

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

Item - 7  FINANCIAL STATEMENTS

                         See next page.

Item 7 - FINANCIAL STATEMENTS

FRANKLIN LAKE RESOURCES, INC.
Financial Statements
With Report of Independent Registered Public Accounting Firm

Franklin Lake Resources, Inc.
(An Exploration Stage Company)
South San Francisco, CA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Franklin Lake Resources, Inc. (An Exploration Stage Company) as of October 31, 2006 and October 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. as of October 31, 2002 and from the period from the date of inception on May 23, 1986 to October 31, 2006 were unaudited.

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

As noted in Notes 3, 6, and 9 and reported in Note 10 to the financial statements, the Company is restating its financial statements for the years ended October 31, 2006 and 2005 to correct an error in the accounting for a sale and leaseback transaction, the recording of the purchase of water rights and the reporting of compensation expense, and to make corrected pro forma disclosures in the footnotes to the financial statements.

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

Madsen & Associates CPA’s, Inc.
January 12, 2007, except for restated footnotes and adjustments which are dated August 9, 2007
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheet

(Restated)
October 31,
ASSETS	2006
Current Assets:
Cash	$35,942

Total Current Assets	35,942

Fixed Assets:
Office furniture & equipment	30,101
Accumulated depreciation	(30,101)
Total Fixed Assets	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867
Water rights	6,250
Total Other Assets	26,117

Total Assets	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	10,146
Total Current Liabilities	10,146

Deferred gain - asset sale	19,833

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
17,734,745 issued and outstanding	17,734
Additional Paid-In Capital	31,986,555
Cumulative effect of correction of error	345,825
Deficit accumulated during Development Stage	(32,318,034)
Total Stockholders' Equity	32,080

Total Liabilities and Stockholders' Equity	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
			(Unaudited)
			(Restated)
			Cumulative from
			Inception
	(Restated)	(Restated)	(May 23,1986) to
	Year Ended October 31, 2006	Year Ended October 31, 2005	October 31, 2006

Revenues
Material processing fees		$4,585	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	191,318	152,947	16,307,723

Depreciation/amortization expenses	33,730	39,876	3,720,244

General and administrative	254,463	362,707	11,159,825

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	479,511	555,530	32,350,584

Other Income:
Gain on sale of plant equipment	1,754		1,754
Precious metal sales	-	-	26,211

Net Loss	(477,757)	(550,945)	(32,318,034)

Weighted Average Shares
Common Stock Outstanding	16,280,956	12,979,787
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.03)	$(0.04)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficiency)
For the years ended December 31, 2006 and 2005
Unaudited For the period from date of inception on May 23, 1986 to October 31, 2002

	Common	Common		Cumulative	(Restated)	(Restated)
	Stock	Stock	Paid-In	Effect of	Accumulated	Total
	Shares	Amount	Capital	Correction of Error	Deficit	Equity

Restatement adjustments for 2006 and 2005				$345,825		$345,825

May 1986 common stock issued
for cash at $.25 per share	162,000	$162	$40,878			41,040
Net Loss from inception to October 31, 1986	-	-		-	(7,380)	(7,380)

Fiscal 1987 common stock issued
for cash at $.38 per share	102,500	102	39,038		-	39,140
Net Loss for the year ended October 31, 1987	-	-		-	(49,050)	(49,050)

Fiscal 1988 common stock issued
for cash at $.50 per share	15,000	15	7,455		-	7,470
Net Loss for the year ended October 31, 1988	-	-		-	(17,156)	(17,156)

Fiscal 1989 common stock issued
for cash at $1.65 per share	187,633	188	308,553		-	308,741

Fiscal 1989 common stock issued for
mineral property; $1.15 per share	30,000	30	34,395		-	34,425
Net Loss for the year ended October 31, 1989	-	-		-	(210,686)	(210,686)

Fiscal 1990 common stock issued
for cash at $5.48 per share	194,726	195	1,166,635		-	1,166,830

Fiscal 1990 common stock issued
for mineral property; $1.16 per share	40,000	40	46,400		-	46,440

Fiscal 1990 common stock issued
for services at $30.54 per share	2,401	2	73,313		-	73,315
Net Loss for the year ended October 31, 1990	-	-		-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued
for cash at $3.60 per share	275,903	276	994,700		-	994,976

Fiscal 1991 common stock issued
for mineral property; $9.16 per share	16,500	17	151,059		-	151,076

Fiscal 1991 common stock issued
for debt payment at $4.04 per share	78,924	79	318,691		-	318,770
Net Loss for the year ended October 31, 1991	-	-		-	(578,573)	(578,573)

Fiscal 1992 common stock issued
for cash at $5.09 per share	195,864	196	996,469		-	996,665

Fiscal 1992 common stock issued
for mineral property; $6.96 per share	87,648	88	610,381		-	610,469

Fiscal 1992 common stock issued
for license at $3.40 per share	40,000	40	136,040		-	136,080
Net Loss for the year ended October 31, 1992	-	-		-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued
for subsidiary at $9.04 per share	276,741	276	2,221,550		-	2,221,826
Net Loss for the year ended October 31, 1993	-	-		-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued
for cash at $10.65 per share	339,400	339	3,613,155		-	3,613,494

Fiscal 1994 common stock issued
for subsidiary at $25.90 per share	2,500	3	64,747		-	64,750

Fiscal 1994 common stock issued
for director at $8.32 per share	25,000	25	208,100		-	208,125
Net Loss for the year ended October 31, 1994	-	-		-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued
for cash at $14.30 per share	208,359	208	2,979,872		-	2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share	23,100	23	355,642		-	355,665

Fiscal 1995 common stock issued
for equipment at $16.58 per share	1,800	2	29,833		-	29,835
Net Loss for the year ended October 31, 1995	-	-		-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued
for cash at $14.23 per share	316,024	316	4,496,619		-	4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share	30,970	31	1,267,852		-	1,267,883
Net Loss for the year ended October 31, 1996	-	-		-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued
for cash at $16.13 per share	270,608	271	4,365,253		-	4,365,524
Net Loss for the year ended October 31, 1997	-	-		-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued
for cash at $18.28 per share	198,928	199	3,636,543		-	3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dulition agreement	24,444	24	-24		-	-
Net Loss for the year ended October 31, 1998	-	-		-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued
for cash at $5.44 per share	24,060	24	130,879		-	130,903
Net Loss for the year ended October 31, 1999	-	-		-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued
for cash at $.65 per share	375,800	376	245,164		-	245,540

Fiscal 2000 common stock issued
for payables at $.97 per share	55,000	55	53,136		-	53,191
Net Loss for the year ended October 31, 2000	-	-		-	(785,920)	(785,920)

Fiscal 2001 capital contribution
for shares previously paid for	-	-	17,531		-	17,531

Fiscal 2001 common stock issued
for debt at $.82 per share	47,500	48	38,986		-	39,034
Net Loss for the year ended October 31, 2001	-	-		-	(320,797)	(320,797)

January 17, 2002; common stock issued
for loans advanced in 2001
of $100,000 and cash of $50,000
in 2002 at $.25 per share	600,000	600	149,400		-	150,000

February 27, 2002; common stock issued
for cash at $.25 per share	120,000	120	29,880		-	30,000

March 15, 2002; common stock issued
for compensation , rent expenses and
cash advances valued at $.25 per share	2,000,000	2,000	498,000		-	500,000

March 23, 2002; common stock issued
for cash at $.25 per share	400,000	400	99,600		-	100,000

March 25, 2002; common stock
for payables at $ .64 per share	2,000	2	1,270		-	1,272

April 8, 2002; common stock issued
in connection with Xenolix
Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589		-	1,297,790

April 8, 2002; common stock issued
in connection with Lounsbury
claims consolidation valued at $.63 per share	102,500	102	64,473		-	64,575

September 9, 2002; common stock issued
for cash at $.25 per share	80,000	80	19,920		-	20,000

Net Loss for the year ended October 31, 2002	-	-		-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued
for cash at $ .35 per share	857,143	857	299,143		-	300,000

January 22, 2003 exercise of warrants
at $.25 per share	200,000	200	49,800		-	50,000

March 26, 2003 common stock issued
for cash at $.35 per share	71,429	71	24,929		-	25,000

Net Loss for the year ended October 31, 2003	-	-	-		(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602		-	-

July 20, 2004 common stock issued for cash
at $.10 per share	250,000	250	24,750		-	25,000

July 20, 2004 common stock issued for
compensation, rent and cash advance	1,751,570	1,752	173,405		-	175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance
at $.10 per share	1,130,000	1,130	11,870		-	13,000

Net (loss) for year					(345,424)	(345,424)

Jauary 31, 2005 common stck issued for
cash at $.10 per share	750,000	750	74,250		-	75,000

January 31, 2005 common stock issued for
compensation and rent	217,500	218	21,532		-	21,750

April 30, 2005 common stock issued for cash
at $.10 per share	250,000	250	24,750		-	25,000

April 30, 2005 common stock issued for
compensation and rent	217,500	217	21,533		-	21,750

July 31, 2005 common stock issued for
cash at $.10 per share	500,000	500	49,500		-	50,000

July 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	218	21,532		-	21,750

October 31, 2005 common stock issued for
cash at $.10 per share	620,000	620	61,380		-	62,000

October 31, 2005 comon stock issued for
compensation and rent at $.10 per share	217,500	217	21,533		-	21,750

Net (loss) for period					(550,945)	(550,945)

Balances at October 31, 2005	14,803,975	14,803	$31,688,486	-	(31,840,277)	208,837

January 31, 2006 common stock issued for
cash at $.10 per share	602,000	602	59,598			60,200

January 31, 2006 common stock issued for
services at $.10 per share	217,500	218	21,532			21,750

April 30, 2006 common stock issued for
cash at $ .10 per share	910,000	910	90,090			91,000

April 30, 2006 common stock issued for
services at $.10 per share	217,500	218	21,532			$21,750

July 31, 2006 common stock issued for
services at $.10 per share	217,500	218	21,532			21,750

October 25, 2006 common stock issued for
cash at $.13 per share	230,770	230	29,770			30,000

October 31, 2006 common stock issued for
cash at $.10 per share	318,000	318	31,482			31,800

October 31, 2006 common stock issued for
services at $.10 per share	217,500	217	21,533			21,750

Capital contrbuted by officer			1,000			1,000

Net (loss) for period					(477,757)	(477,757)

Balances at October 31, 2006	17,734,745	$17,734	$31,986,555	$345,825	$(32,318,034)	$32,080

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			(Unaudited)
			(Restated)
			Cumulative from
			Inception
	(Restated)	(Restated)	(May 23,1986) to
	Year Ended October 31, 2006	Year Ended October 31, 2005	October 31, 2006
Cash Flows used in Operating Activities:
Net Loss	$(477,757)	$(550,945)	$(32,318,034)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	33,730	39,876	3,720,244
Proceeds - Net book value of equipment ,licenses,
properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	119,625	226,200	345,825
Gain on sale of plant equipment	(1,754)		(1,754)

Impairment of patents & Intellectual property	-	-	1,162,792

Contribution of capital for lease expense	1,000	-	1,000

Common stock issued for compensation, rent and expenses	87,000	87,000	840,363
Changes to Operating Assets and Liabilities:

(Increase) decrease in prepaid expenses	598	(166)

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	8,098	562	10,146

Net cash used in operations	(229,460)	(197,473)	(23,638,020)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	-	(10,243)	(880,079)
Sale of plant equipment	50,000		50,000
Acquisition of water rights	(6,250)		(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	43,750	(10,243)	(2,988,406)

Cash Flows from Financing Activities:
Common stock issued for cash	213,000	212,000	23,966,611

Loan proceeds	-	-	2,202,407

Advances (repayments) from officers/directors/affiliates	-	-	493,350

Cash Flows from Financing Activities	213,000	212,000	26,662,368

Net Increase (Decrease) in Cash	27,290	4,284	35,942

Cash at Beginning of Period	8,652	4,368	-
Cash at End of Period	$35,942	$8,652	$35,942

Supplemental disclosure of cash flow information:

Cash paid for Interest	-	-	68,851

Cash paid for Income Taxes	-	-	4,078

Supplemental Non-Cash Financing Activities:

Deferred gain - asset sale	19,833		19,833

Common Stock issued for compensation, rent and officers advances	$87,000	$201,157	$803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and

technologies $109,978 capitalized as equipment	-	-	1,272,790

Cancellation of shares issued to Xenolix	-	602	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

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

3. SALE OF EQUIPMENT – (RESTATED)

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to sale substantially all of its equipment related to the exploration activities to the Company President for the sum of $50,000.  Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008.  The equipment was sold “as is” without any warranties, express or implied.  The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals, were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale.  Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month.  This amount has been reflected as an operating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president.

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
 (An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

6.  STOCK OPTIONS & WARRANTS – (RESTATED)

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. The Company also grants warrants to 1 employee/director for services and rent. Warrants are issued at an exercise price of $.10 and have an expiration date of 1 year from the grant date. See the chart below related to stock options and warrants:

Stock Options:		Weighted Average
	Number of	Exercise
	Shares	Price
Balances outstanding; October 31, 2004	2,125,000	$0.13

Expired	(125,000)	0.13
Balances outstanding; October 31, 2005	2,000,000	$0.13
Exercised	(230,770)	$0.13
		-
Balances outstanding; October 31, 2006	1,769,230	$0.13

FRANKLIN LAKE RESOURCES, INC.
 (An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

	Number
	Outstanding &	Average	Exercise
	Issuable	Contractual Life	Price
Exercise Prices:
$.13 expires on March 4, 2009	1,769,230	5	0.13
Totals and averages	1,769,230	5	$0.13
	Number of
	Shares Subject	Exercise	Expiration
	to Stock Options	Price	Date
Employee and legal counsel	1,769,230	0.13	04-Mar-09
Total	1,769.230

Warrants:
	Number of	Exercise	Expiration
	Warrants	Price	Date
Balances outstanding, October 31, 2004	857,143	.50	11/30/2004
	71,429	.50	03/31/2005
	1,130,000	.10	10/29/2005
Total at October 31, 2004	2,058,572

Issued January 31, 2005	967,500	.10	01/01/2006
Issued April 30, 2005	467,500	.10	04/30/2006
Issued July 31, 2005	717,500	.10	07/31/2006
Issued October 31, 2005	837,500	.10	10/31/2006
Epiired November 30, 2004	(857,143)
Expired March 31, 2005	(71,429)
Expired October 29, 2005	(1,130,000)

Total outstanding October 31, 2005	2,990,000

Issued- January 31, 2006	819,500	0.10	01/31/2007

Issued- April 30, 2006	1,127,500	0.10	04/30/2007

Issued- July 31, 2006	217,500	0.10	07/31/2007

Issued- October 31, 2006	535,500	0.10	10/31/2007
Expired January 31, 2006	(967,500)
Expires- April 30, 2006	(467,500)
Expires – July 31, 2006	(717,500)

Expires- October 29, 2005	(837,500)

Total outstanding at October 31, 2006	2,700,000

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

Warrants are issued to one employee/director under two separate transactions. The first transaction involves the employee contributing cash to the Company in exchange for stock and warrants. These transactions are valued based on the amount of cash contributed. The second transaction involves the Company issuing warrants to the employee/director for services and rent at an exercise price of $.10. The Company recognizes compensation expense for the intrinsic value on the date of issuance. This compensation expense was not previously reported in the October 31, 2006 and 2005 financial statements, as originally filed on January 12, 2007, and is included in the restatement information in Footnote 10. Also, per SFAS 123, the Company is required to disclose pro forma compensation expense, as if the fair value method of accounting was used for the reporting period. The Company has determined the estimated fair value of the warrants using the Black-Scholes option-pricing model.  The Black-Scholes method is affected by the Company’s stock price as well as assumptions regarding certain complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The share-based compensation expense for the years ended October 31, 2006 and 2005 was $119,625 and $226,200, respectively.  The pro forma compensation expense for the share-based payments for the year ended October 31, 2006 and 2005 was $9,044 and $8,957, respectively (see Footnote 10). Prior to the restatement of this footnote, the Company had made an error in the calculation of the amount to be recorded as compensation expense and the amount to be recognized as pro forma compensation expense following the guidelines of SFAS 123.

The Company is restating its financial statements to correct the error in accounting for share-based compensation expenses and also to disclose the pro forma compensation expense for the years ended October 31, 2006 and 2005.  The effects of these corrections on the net income (loss) of the Company and the earnings (loss) per share is reflected in Note 10 to the financial statements.

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

FRANKLIN LAKE RESOURCES, INC.
 (An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

8.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally acceptedaccounting principles, which contemplate continuation of the Company as a going concern.

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

9.	PURCHASE OF WATER RIGHTS (RESTATED)

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility.  These rights allow the Company to draw 2.5 acre feet of water annually from a well located on the property.  The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2006, the Company tested these water rights for impairment and determined that no impairment was necessary. Originally, the Company reported it had paid $25,000 for these water rights, per the related contract, which was for the Company to purchase 10 acre feet of water annually. However, the Company had only expended $6,250 and did not complete the rest of its payments under the contract. It was mutually determined, between the Company and the selling party that the Company could keep the water rights it had paid for, and no further remedies were sought by the selling party. See Footnote 10 below for the related restatement adjustments.

FRANKLIN LAKE RESOURCES, INC.
 (An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

10.  RESTATEMENT ADJUSTMENTS

The restatement information below reports adjustments related to gain on sale of equipment, reduction in water rights assets, compensation expense, and pro-forma compensation expense, which were previously excluded from the October 31, 2006 financial statements. Amounts were originally reported on January 12, 2007 for the year ended October 31, 2006.

Balance Sheet / October 31, 2006

	Originally	Restatement	Restated
	reported	Adjustment	Amount

Total Assets	$80,809	(18,750.00)	$62,059

Total Liabilities and Stockholders’ Equity	$80,809	(18,750.00)	$62,059

Deficit accumulated during Development Stage	$(31,952,376)	$(365,658)	$(32,318,034)

Statement of Operations / October 31, 2006

Gain on sale of equipment (restated)	$21,587	$(19,833)	$1,754

Compensation expense (restated)	$0	$(119,625)	$(119,625)

Net (loss) as reported (restated)	$(338,299)	$(139,458)	$(477,757)

Pro-forma compensation expense(restated)	$0	$(9,044)	$(9,044)

Pro-forma net loss (restated)	$(338,299)	$(148,502)	$(486,801)

Weighted average Shares, common stock Outstanding	16,280,956	16,280,956	16,280,956

Net loss per share:

Basic and diluted (restated)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted – Pro-forma (restated)	$(0.02)	$(0.01)	$(0.03)

FRANKLIN LAKE RESOURCES, INC.
 (An Exploration Stage Company)
Notes to Financial Statements
October 31, 2006

Balance Sheet / October 31, 2005

	Originally	Restatment
	reported	Adjustment	Restatement

Total Assets	$91,800	-	$91,800

Total Liabilities andStockholders’ Equity	$91,800	-	$91,800

Deficit accumulated duringDevelopment Stage	$(31,614,077)	$(226,200)	$(31,840,277)

Statement of Operations / October 31, 2005

Compensation expense(restated)	$0	$(226,200)	$(226,200)

Net (loss) as reported (restated)	$(324,745)	$(226,200)	$(550,945)

Pro-forma compensation expense(restated)	$0	$(8,957)	$(8,957)

Pro-forma net loss (restated)	$(324,745)	$(235,157)	$(559,902)

Weighted averageShares, common stock Outstanding	12,979,787	12,979,787	12,979,787

Net loss per share:

Basic and diluted:	$(0.03)	$(0.01)	$(0.04)

Basic and diluted – Pro-forma (restated)	$(0.03)	$(0.01)	$(0.04)

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