Form 10KSB/A
period 2007-10-31
FRANKLIN LAKE RESOURCES INC /NV
filed 2008-09-08
CIK 879519

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

    18,034,745 shares

PURPOSE OF SECOND AMENDMENT

This Second Amendment to our Form 10-KSB for the Fiscal Year Ended October 31, 2007, is filed to correct errors in the financial statements and,  more specifically for the following principal purposes:

   1   to show Cumulative effect of correction  of error in the BalanceSheet as a separate item and not include the amount thereof in Deficit accumulated during Development Stage;

   2   to correct other minor errors in the financial statements

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

As noted in Notes 3, 6 and 9 and reported in Note 10, to the financial statements, the Company restated its financial statements for the year ended October 31, 2006 to correct an error in the accounting for a sale and leaseback transaction, the purchase of water rights and the reporting of compensation expense, and to make corrected pro forma disclosures in the footnotes to the financial statements.

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

Madsen & Associates CPA’s, Inc.
February 8, 2008
Salt Lake City, Utah

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

		(Restated)
	October 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$33,688	$35,942

Total Current Assets	33,688	35,942

Fixed Assets:
Office furniture & equipment	4,700	30,101
Accumulated depreciation	(235)	(30,101)
Total Fixed Assets	4,465	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$64,270	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	17,715	10,146
Advances from stockholders	210,808	-
Total Current Liabilities	228,523	10,146

Deferred Gain - Asset Sale	11,940	19,833

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 and 17,737,745 shares issued and outstanding
at October 31, 2007 and 2006, respectively	18,034	17,734
Additional Paid-In Capital	32,129,025	31,986,555
Cumulative effect of correction of error	345,825	345,825
Deficit accumulated during Exploration Stage	(32,669,077)	(32,318,034)
Total Stockholders' Equity (Deficit)	(176,193)	32,080

Total Liabilities and Stockholders' Equity (Deficit)	$64,270	$62,059

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

			(Unaudited)
			(Restated)
			Cumulative from
			Inception
		(Restated)	(May 23,1986) to
	Year Ended October 31, 2007	Year Ended October 31, 2006	October 31, 2007

Revenues
Material processing fees			$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	104,129	191,318	16,411,852

Depreciation/amortization expenses	235	33,730	3,720,479

General and administrative	254,572	254,463	11,414,397

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	358,936	479,511	32,709,520

Other Income:
Gain on sale of plant equipment	7,893	1,754	9,647
Precious metal sales	-	-	26,211

Net Loss	(351,043)	(477,757)	(32,669,077)

Weighted Average Shares
Common Stock Outstanding	17,943,078	16,280,956
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.02)	$(0.03)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the years ended December 31, 2007 and 2006
Unaudited For the period from date of inception on May 23, 1986 to October 31, 2002

				(Restated)
	Common	Common		Cumulative	(Restated)	(Restated)
	Stock	Stock	Paid-In	Effect of	Accumulated	Total
				Correction of
	Shares	Amount	Capital	Error	Deficit	Equity

Restatement adjustments for 2006 and 2005				$345,825		345,825

May 1986 common stock issued for cash at $.25 per share	162,000	$162	$40,878			41,040
Net Loss from inception to October 31, 1986	-	-	-	(7,380)	(7,380)

Fiscal 1987 common stock issued for cash at $.38 per share	102,500	102	39,038	-		39,140
Net Loss for the year ended October 31, 1987	-	-	-	(49,050)	(49,050)

Fiscal 1988 common stock issued for cash at $.50 per share	15,000	15	7,455	-		7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)	(17,156)

Fiscal 1989 common stock issued for cash at $1.65 per share	187,633	188	308,553	-		308,741

Fiscal 1989 common stock issued for mineral property; $1.15 per share	30,000	30	34,395	-		34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)	(210,686)

Fiscal 1990 common stock issued for cash at $5.48 per share	194,726	195	1,166,635	-		1,166,830

Fiscal 1990 common stock issued for mineral property; $1.16 per share	40,000	40	46,400	-		46,440

Fiscal 1990 common stock issued for services at $30.54 per share	2,401	2	73,313	-		73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued for cash at $3.60 per share	275,903	276	994,700	-		994,976

Fiscal 1991 common stock issued for mineral property; $9.16 per share	16,500	17	151,059	-		151,076

Fiscal 1991 common stock issued for debt payment at $4.04 per share	78,924	79	318,691	-		318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)	(578,573)

Fiscal 1992 common stock issued for cash at $5.09 per share	195,864	196	996,469	-		996,665

Fiscal 1992 common stock issued for mineral property; $6.96 per share	87,648	88	610,381	-		610,469

Fiscal 1992 common stock issued for license at $3.40 per share	40,000	40	136,040	-		136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued for subsidiary at $9.04 per share	276,741	276	2,221,550	-		2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued for cash at $10.65 per share	339,400	339	3,613,155	-		3,613,494

Fiscal 1994 common stock issued for subsidiary at $25.90 per share	2,500	3	64,747	-		64,750

Fiscal 1994 common stock issued for director at $8.32 per share	25,000	25	208,100	-		208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued for cash at $14.30 per share	208,359	208	2,979,872	-		2,980,080

Fiscal 1995 common stock issued for mineral property; $15.40 per share	23,100	23	355,642	-		355,665

Fiscal 1995 common stock issued for equipment at $16.58 per share	1,800	2	29,833	-		29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued for cash at $14.23 per share	316,024	316	4,496,619	-		4,496,935

Fiscal 1996 common stock issued for equipment at $40.94 per share	30,970	31	1,267,852	-		1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued for cash at $16.13 per share	270,608	271	4,365,253	-		4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued for cash at $18.28 per share	198,928	199	3,636,543	-		3,636,742

Fiscal 1998 common stock issued pursuant to an anti-dulition agreement	24,444	24	-24	-		-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued for cash at $5.44 per share	24,060	24	130,879	-		130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued for cash at $.65 per share	375,800	376	245,164	-		245,540

Fiscal 2000 common stock issued for payables at $.97 per share	55,000	55	53,136	-		53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution for shares previously paid for	-	-	17,531	-		17,531

Fiscal 2001 common stock issued for debt at $.82 per share	47,500	48	38,986	-		39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued for loans advanced in 2001 of $100,000 and cash of $50,000 in 2002 at $.25 per share	600,000	600	149,400	-		150,000

February 27, 2002; common stock issued for cash at $.25 per share	120,000	120	29,880	-		30,000

March 15, 2002; common stock issued for compensation , rent expenses and cash advances valued at $.25 per share	2,000,000	2,000	498,000	-		500,000

March 23, 2002; common stock issued for cash at $.25 per share	400,000	400	99,600	-		100,000

March 25, 2002; common stock for payables at $ .64 per share	2,000	2	1,270	-		1,272

April 8, 2002; common stock issued in connection with Xenolix Asset Acquisition; valued at $1.08 per share	1,201,657	1,201	1,296,589	-		1,297,790

April 8, 2002; common stock issued in connection with Lounsbury claims consolidation valued at $.63 per share	102,500	102	64,473	-		64,575

September 9, 2002; common stock issued for cash at $.25 per share	80,000	80	19,920	-		20,000

Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued for cash at $ .35 per share	857,143	857	299,143	-		300,000

January 22, 2003 exercise of warrants at $.25 per share	200,000	200	49,800	-		50,000

March 26, 2003 common stock issued for cash at $.35 per share	71,429	71	24,929	-		25,000

Net Loss for the year ended October 31, 2003	-	-	-		(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602	-		-

July 20, 2004 common stock issued for cash at $.10 per share	250,000	250	24,750	-		25,000

July 20, 2004 common stock issued for compensation, rent and cash advance	1,751,570	1,752	173,405	-		175,157

October 29, 2004 common stock issued for compensation, rent and cash advance at $.10 per share	1,130,000	1,130	11,870	-		13,000

Net (loss) for year					(345,424)	(345,424)

Jauary 31, 2005 common stck issued for cash at $.10 per share	750,000	750	74,250	-		75,000

January 31, 2005 common stock issued for compensation and rent	217,500	218	21,532	-		21,750

April 30, 2005 common stock issued for cash at $.10 per share	250,000	250	24,750	-		25,000

April 30, 2005 common stock issued for compensation and rent	217,500	217	21,533	-		21,750

July 31, 2005 common stock issued for cash at $.10 per share	500,000	500	49,500	-		50,000

July 31, 2005 common stock issued for compensation and rent at $.10 per share	217,500	218	21,532	-		21,750

October 31, 2005 common stock issued for cash at $.10 per share	620,000	620	61,380	-		62,000

October 31, 2005 comon stock issued for compensation and rent at $.10 per share	217,500	217	21,533	-		21,750

Net (loss) for period					(550,945)	(550,945)

Balances at October 31, 2005	14,803,975	14,803	$31,688,486	-	(31,840,277)	208,837

January 31, 2006 common stock issued for cash at $.10 per share	602,000	$602	$59,598			$60,200

January 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

April 30, 2006 common stock issued for cash at $ .10 per share	910,000	$910	$90,090			$91,000

April 30, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

July 31, 2006 common stock issued for services at $.10 per share	217,500	$218	$21,532			$21,750

October 25, 2006 common stock issued for cash at $.13 per share	230,770	$230	$29,770			$30,000

October 31, 2006 common stock issued for cash at $.10 per share	318,000	$318	$31,482			$31,800

October 31, 2006 common stock issued for services at $.10 per share	217,500	217	21,533			21,750

Capital contrbuted by officer			1,000			1,000

Net (loss) for period					(477,757)	(477,757)

Balances at October 31, 2006	17,734,745	$17,734	$31,986,555	$345,825	$(32,318,034)	$32,080

February 5, 2007 common stock issued for cash at $.25 per share	100,000	100	24,900			25,000

Stock based compensation			91,770			91,770

February 26, 2007 common stock issued for exercise of warrants at $.10 per share	200,000	200	19,800			20,000

Capital contributed by Officer			6,000			6,000

Net (loss) for period					(351,043)	(351,043)

Balances at October 31, 2007	18,034,745	18,034	32,129,025	345,825	(32,669,077)	(176,193)

See accompanying notes to the financial statements

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			(Unaudited)
			Cumulative from
			Inception
		(Restated)	(May 23,1986) to
	Year Ended October 31, 2007	Year Ended October 31, 2006	October 31, 2007
Cash Flows used in Operating Activities:
Net Loss	$(351,043)	$(477,757)	$(32,669,077)
Adjustments to reconcile net loss to net cash
Provided be operating activies:
Amortization / depreciation	235	33,730	3,720,479
Proceeds - Net book value of equipment ,licenses,
properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	91,770	119,625	437,595
Gain on sale of plant equipment	(7,893)	(1,754)	(9,647)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for lease expense	6,000	1,000	7,000
Common stock issued for compensation, rent and expenses	-	87,000	840,363
Changes to Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	598

Increase in shareholders advances	87,000		87,000

(Increase) refund of reclamation bonds outstanding	-	-	(19,867)

Increase ( decrease) in accounts payable and accrued liabilities	7,569	8,098	17,715
Net cash used in operations	(166,362)	(229,460)	(23,804,382)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700)	-	(884,779)
Sale of plant equipment		50,000	50,000
Disposal (Acquisition) of water rights	-	(6,250)	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	(4,700)	43,750	(2,993,106)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	213,000	23,991,611

Loan proceeds	-	-	2,202,407

Common stock issued for exercise of warrants	20,000	-	20,000

Advances (repayments) from officers/directors/affiliates	123,808	-	617,158

Cash Flows from Financing Activities	168,808	213,000	26,831,176

Net Increase (Decrease) in Cash	(2,254)	27,290	33,688

Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$33,688	$35,942	$33,688

Supplemental disclosure of cash flow information:

Interest Paid	-	-	68,851

Income Taxes Paid	-	-	4,078

Supplemental Non-Cash Financing Activities:

Contribution of capital for lease expense	6,000	1,000	7,000

Deferred gain - asset sale	-	19,833	-

Common Stock issued for compensation, rent and officers advances	-	87,000	803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets
net of $25,000 expensed $1,162,792 Xenolix patents and
technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix	-	-	-

Equipment returned to satisfy debt , payables	-	-	1,299,872

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

(c) Mineral Properties and Equipment

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

(d) Basic and Dilutive Net Income (Loss) Per Share

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

(e) Comprehensive Income

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

(g) Income Taxes

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

(i) Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent account pronouncements will have a material effect on its financial statements.

(j) Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

(k) Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

(l) Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk.

3. SALE OF EQUIPMENT – (RESTATED)

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to sell substantially all of its equipment related to the exploration activities to the Company President for the sum of $50,000.  Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008.  The equipment was sold “as is” without any warranties, express or implied.  The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals, were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale.  Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month.  This amount has been reflected as anoperating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president.

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
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

6.  STOCK OPTIONS & WARRANTS – (RESTATED)

The Company granted directors and certain employees’ stock options as an incentive to purchase shares of the Company’s common stock.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. The Company also grants warrants to one employee/director for services and rent. Warrants are issued at an exercise price of $.10 and have an expiration date of one year from the grant date. There were no new warrants issued during the year ended October 31, 2007 but the warrants that were issued during the year ended October 31, 2006 were extended for an additional year. See the chart below related to stock options and warrants:

Stock Options:		Weighted Average
	Number of	Exercise
	Shares	Price
Balances outstanding; October 31, 2005	2,000,000	$0.13
Exercised	(230,770)	$0.13
Balances outstanding; October 31, 2006	1,769,230	$0.13
Exercised	-	-
Expired		-
Balances outstanding; October 31, 2007	1,769,230	$0.13

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

	Number
	of Options	Average	Exercise
	Outstanding	Contractual Life	Price
Exercise Prices:
$.13, expiring on March 4, 2009	1,769,230	5	0.13
Totals and averages	1,769,230	5	$0.13
	Number of
	Shares Subject	Exercise	Expiration
	to Stock Options	Price	Date
Employee and legal counsel	1,769,230	0.13	04-Mar-09
Total	1,769.230

Warrants:
	Number of	Exercise	Expiration
	Warrants	Price	Date
Balances outstanding, October 31, 2004	857,143	.50	11/30/2004
	71,429	.50	03/31/2005
	1,130,000	.10	10/29/2005
Total at October 31, 2004	2,058,572

Issued January 31, 2005	967,500	.10	01/01/2006
Issued April 30, 2005	467,500	.10	04/30/2006
Issued July 31, 2005	717,500	.10	07/31/2006
Issued October 31, 2005	837,500	.10	10/31/2006
Expired November 30, 2004	(857,143)
Expired March 31, 2005	(71,429)
Expired October 29, 2005	(1,130,000)

Total outstanding October 31, 2005	2,990,000

Issued- January 31, 2006	819,500	0.10	01/31/2008

Issued- April 30, 2006	1,127,500	0.10	04/30/2008

Issued- July 31, 2006	217,500	0.10	07/31/2008

Issued- October 31, 2006	535,500	0.10	10/31/2008
Expired January 31, 2006	(967,500)
Expired- April 30, 2006	(467,500)
Expired – July 31, 2006	(717,500)
Expired- October 29, 2005	(837,500)

Total outstanding at October 31, 2006	2,700,000

Total outstanding at October 31, 2007	2,700,000

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

The share-based compensation expense for the year ended October 31, 2007 and 2006 (as calculated and determined under SFAS 123R) was $91,770 and $119,625, respectively. The pro forma compensation expense for the share-based payments for the year ended October 31, 2006 was $9,044 (see Footnote 10). Prior to the restatement of this footnote, the Company had made an error in the calculation of the amount to be recorded as compensation expense and the amount to be recognized as pro forma compensation expense following the guidelines of SFAS 123.

The Company has restated its financial statements for the year ended October 31, 2006 to correct the error in accounting for share-based compensation and also to disclose pro forma compensation expense.  The effects of these corrections on net income (loss) of the Company and earnings (loss) per share are reflected in Note 10 to the financial statements.

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

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility.  These rights allow the Company to draw 2.0 acre feet of water annually from a well located on the property.  The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2007, the Company tested these water rights for impairment and determined that no impairment was necessary.

Originally, the Company reported it had paid $25,000 for the water rights, per the related contract, which was for the Company to purchase 10 acre feet of water annually.  However, the Company had only expended $6,250 and did not complete the rest of the payments under the contract.  It was mutually determined between the Company and the selling party that the Company could keep the water rights it had paid for, and no further remedies were sought by the selling party.

The Company restated its financial statements as of October 31, 2006 to correct the reporting for the purchase of these water rights.  See Footnote 10 below for the related restatement adjustments.

10.  RESTATEMENT

The restatement information below reports adjustments related to gain on sale of equipment, compensation expense, and pro-forma compensation expense, which was previously excluded from the October 31, 2006 financial statements. Amounts were originally reported on January 12, 2007 for the year ended October 31, 2006.

Balance Sheet / October 31, 2006

	Originally reported	Restatment Adjustment	Restatment

Total Assets	$80,809	(18,750)	62,059

Total Liabilities and Stockholders’ Equity	$80,809	(18,750)	62,059

Deficit accumulated during Development Stage	$(31,952,376)	$(365,658)	$(32,318,034)

FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

Statement of Operations / October 31, 2006

Gain on sale of equipment (restated)	$21,587	$(19,833)	$1,754

Compensation expense(restated)	$0	$(119,625)	$(119,625)

Net (loss) as reported (restated)	$(338,299)	$(139,458)	$(477,757)

Pro-forma compensation expense (restated)	$0	$(9,044)	$(9,044)

Pro-forma net loss (restated)	$(338,299)	$(148,502)	$(486,801)

Weighted average Shares, common stock outstanding	16,280,956	16,280,956	16,280,956

Net loss per share:

Basic and diluted (restated)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted – Pro-forma (restated)	$(0.02)	$(0.01)	$(0.03)

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