Form 10-K/A
period 2007-10-31
SEEN ON SCREEN TV INC.
filed 2009-04-08
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-3

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

Commission file number 000-21812

SEEN ON SCREEN TV INC.
(formerly Franklin Lake Resources Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes   [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes   [ x ] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [   ] Yes   [ x ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007: $696,200.

EXPLANATORY NOTE –– The Company is filing this amended report on Form 10-K for the purpose of responding to SEC comments. The Company originally filed its Form 10-KSB for the year ended October 31, 2007 on April 14, 2008. Since the filing the Form 10-KSB, the SEC has eliminated the “SB” designation and accordingly this amendment is filed without such designation. However, the content of this Form 10-K is consistent with the requirements of the Small Business Act.

Further, the Company is filing this Form 10-K to correct errors in the financial statements and, more specifically for the following principal purposes:

1.	to show the cumulative effect of correction of error in the Balance sheet as a separate item and not include the amount thereof in Deficit Accumulated during Development Stage; and,

2.	to correct other minor errors in the financial statements.

ITEM 1 - DESCRIPTION OF BUSINESS

Background - Redomiciliation

Franklin Lake Resources Inc. ("FKLR," "Franklin Lake ", "Company" "we" or "us"), an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. ("Naxos") in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name Franklin Lake Resources Inc. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company's shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR.

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

Staffing

As of December 31, 2007, besides its four executive officers (only one of which works full time), the Company employed one part-time employee, who works at our Amargosa facility. We believe our relationship with our employees is good

Regulation and Licensing

As a publicly held corporation, we are required to file reports with the SEC in addition to other federal and state agencies. Principal among these are the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K; all such reports were filed as required for the period covered by this report.

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

We do not believe we qualify as a solid waste generator under the Resource Conservation and Recovery Act ("RARA" --formerly the Hazardous Waste Disposal Act), due to the small quantities of corrosive materials we handle. (We dispose of the corresponding small amounts of waste we currently create in our laboratory by delivery to a company permitted by the U.S. EPA and the State of Nevada to treat and dispose of hazardous wastes.) However, if we are able to begin mining operations as we hope to do, we may incur material costs in disposing of the waste thereby generated.

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

WE ARE EXPERIENCING RECURRING LIQUIDITY PROBLEMS

We have incurred net losses since our inception, with accumulated losses of $32,669,077  as of October 31, 2007, and expect to continue to incur losses for the foreseeable future. We have had no income from operations and have had to rely on periodic infusions of capital to cover our operating expenses. If we are unable to secure timely infusions of cash we will not be able to continue with the exploration of our properties and the designing of our recovery systems, will not be able to generate revenues, and may be forced to discontinue operations. (See Finances, above)

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

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

  conduct all future exploration and sampling on the site internally;

  limit the use of outside laboratories;

  minimize the use of outside consultants; and

  make a new determination of the areas of the property to explore and the sampling to be done,

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

Water Rights

In Nevada, a property owner does not have an unlimited right to draw water from a well on his property. To draw water for commercial use generally requires a property owner to purchase additional rights from other property owners. Uncertain of its future needs, but wanting to protect itself and to be sure it had adequate water for whatever future operations it might have, on May19, 2006, the Company entered into contract to purchase 10 acre feet of water, that is, the right to draw 10 acre feet of water annually from a well on the Company’’s property, at a price of $2,500 per acre foot, a total of $25,000.The contract provided for a down payment of $6,250 (25 percent of the total price) upon signing and payment of the balance of $18,750 on an unspecified date after January 2, 2007.

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

No matters were submitted to a vote of our security holders during the most recent quarter

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

Results of Operations For Fiscal Year Ended October 31, 2007

With respect to the Company's short term liquidity, our "Current Ratio" (current assets divided by current liabilities) as of October 31, 2007 was .14, compared with 1.2 as of October 31, 2006. The current ratio is a commonly used measure of a company's liquidity. Our management believes, however, that with a company still in the exploratory stage, such as FKLR, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At October 31, 2007, we had working capital in the amount of <206,775>, compared with $5,963 at October 31, 2006 (see “Plan of Operation for Fiscal Year 2007-2008,” below).

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

Item 7 - FINANCIAL STATEMENTS

Statement of Stockholders’ Equity…......................................................................................................................................................................….4
Statement of Cash Flows..............................................................................................................................................................................................13
Notes to the Financial Statements..............................................................................................................................................................................15

Seen on Screen TV Inc. formerly known as Franklin Lake Resources, Inc.
(An Exploration Stage Company)
South San Francisco, CA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.) (An Exploration Stage Company) as of October 31, 2007 and October 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Franklin Lake Resources, Inc. for the period from the date of inception on May 23, 1986 to October 31, 2007 were unaudited.

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

As noted in Notes 3, 6 and 9 and reported in Note 10, to the financial statements, the Company restated its financial statements for the year ended October 31, 2007 and October 31, 2006 to correct an error in the accounting for a sale and leaseback transaction, the purchase of water rights and the reporting of compensation expense, and to make corrected pro forma disclosures in the footnotes to the financial statements.

The accompanying financial statements have been prepared assuming that Seen on Screen TV, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Madsen & Associates CPA’s, Inc.
February 8, 2008 (except for Footnote 10, which is February 25, 2009)
Salt Lake City, Utah

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Balance Sheets

	(Restated)	(Restated)
	October 31,	October 31,
ASSETS	2007	2006
Current Assets:
Cash	$33,688	$35,942

Total Current Assets	33,688	35,942

Fixed Assets:
Office furniture & equipment	4,700	30,101
Accumulated depreciation	(235)	(30,101)
Total Fixed Assets	4,465	-

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water rights	6,250	6,250

Total Other Assets	26,117	26,117

Total Assets	$64,270	$62,059

LIABILITIES & SHAREHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	17,715	10,146
Advances from stockholders	210,808	-
Deferred Gain - Asset Sale	11,940	19,833

Total Current Liabilities	240,463	29,979

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 and 17,737,745 shares issued and outstanding
at October 31, 2007 and 2006, respectively	18,034	17,734
Additional Paid-In Capital	32,474,850	32,332,380
Deficit accumulated during Exploration Stage	(32,669,077)	(32,318,034)
Total Stockholders' Equity (Deficit)	(176,193)	32,080

Total Liabilities and Stockholders' Equity (Deficit)	$64,270	$62,059

See accompanying notes to the financial statements

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Statements of Operations
			(Unaudited)
			(Restated)
		(Restated)	Cumulative from
	Year Ended	Year Ended	Inception
	October 31,	October 31, 2006	(May 23, 1986) to
	2007		October 31, 2007

Revenues
Material processing fees			$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	104,129	191,318	16,411,852

Depreciation/amortization expenses	235	33,730	3,720,479

General and administrative	254,572	254,463	11,414,397

Impairment of patents & intellectual
property	-	-	1,162,792

Total Expenses	358,936	479,511	32,709,520

Other Income:
Gain on sale of plant equipment	7,893	1,754	9,647
Precious metal sales	-	-	26,211

Net Loss	(351,043)	(477,757)	(32,669,077)

Weighted Average Shares
Common Stock Outstanding	17,943,078	16,280,956
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.02)	$(0.03)

See accompanying notes to the financial statements

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			(Restated)
			(Unaudited)
			Cumulative from
	(Restated)	(Restated)	Inception
	Year Ended	Year Ended	(May 23, 1986) to
	October 31, 2007	October 31, 2006	October 31, 2007

Cash Flows used in Operating Activities:
Net Loss	$(351,043)	$(477,757)	$(32,669,077)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	235	33,730	3,720,479
Proceeds - Net book value of equipment ,licenses, properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	91,770	119,625	437,595
Gain on sale of plant equipment	(7,893)	(1,754)	(9,647)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for lease expense	6,000	1,000	7,000
Common stock issued for compensation, rent and expenses	-	87,000	840,363
Changes to Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	598
Increase in shareholders advances	87,000		87,000
(Increase) refund of reclamation bonds outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	7,569	8,098	17,715

Net cash used in operations	(166,362)	(229,460)	(23,804,382)
Cash Flows used by Investing Activities:
Purchases of plant & equipment	(4,700)	-	(884,779)
Sale of plant equipment	-	50,000	50,000
Disposal (Acquisition) of water rights	-	(6,250)	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	(4,700)	43,750	(2,993,106)

Cash Flows from Financing Activities:
Common stock issued for cash	25,000	213,000	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants	20,000	-	20,000
Advances (repayments) from officers/directors/affiliates	123,808	-	617,158

Cash Flows from Financing Activities	168,808	213,000	26,831,176

Net Increase (Decrease) in Cash	(2,254)	27,290	33,688
Cash at Beginning of Period	35,942	8,652	-
Cash at End of Period	$33,688	$35,942	$33,688

Supplemental disclosure of cash flow information:
Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078

Supplemental Non-Cash Financing Activities:
Contribution of capital for lease expense	6,000	1,000	7,000

Deferred gain - asset sale	-	19,833	-

Common Stock issued for compensation, rent and officers advances	-	87,000	803,187

Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary
acquisition-mineral properties & equipment	-	-	2,286,576
Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets net of $25,000 expensed $1,162,792 Xenolix patents and technologies
$109,978 capitalized as equipment			1,272,790
	-	-
Cancellation of shares issued to Xenolix	-	-	-
Equipment returned to satisfy debt , payables	-	-	1,299,872
Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078

See accompanying notes to the financial statements

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Statement of Stockholders’’ Equity (Deficit)
For the years ended December 31, 2007 and 2006
Unaudited For the period from date of inception on May 23, 1986 to October 31, 2002

	Common	Common	(Restated)	(Restated)	(Restated)
	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

May 1986 common stock issued
for cash at $.25 per share	162,000	$162	$40,878		41,040
Net Loss from inception to	-	-	-	(7,380)	(7,380)
October 31, 1986

Fiscal 1987 common stock issued
for cash at $.38 per share	102,500	102	39,038	-	39,140
Net Loss for the year ended	-	-	-	(49,050)	(49,050)
October 31, 1987

Fiscal 1988 common stock issued
for cash at $.50 per share	15,000	15	7,455	-	7,470
Net Loss for the year ended	-	-	-	(17,156)	(17,156)
October 31, 1988

Fiscal 1989 common stock issued
for cash at $1.65 per share	187,633	188	308,553	-	308,741

Fiscal 1989 common stock issued for
mineral property; $1.15 per	30,000	30	34,395	-	34,425
share
Net Loss for the year ended	-	-	-	(210,686)	(210,686)
October 31, 1989

Fiscal 1990 common stock issued
for cash at $5.48 per share	194,726	195	1,166,635	-	1,166,830

Fiscal 1990 common stock issued
for mineral property; $1.16 per	40,000	40	46,400	-	46,440
share

Fiscal 1990 common stock issued
for services at $30.54 per share	2,401	2	73,313	-	73,315
Net Loss for the year ended	-	-	-	(2,372,808)	(2,372,808)
October 31, 1990

Fiscal 1991 common stock issued
for cash at $3.60 per share	275,903	276	994,700	-	994,976

Fiscal 1991 common stock issued
for mineral property; $9.16 per	16,500	17	151,059	-	151,076
share

Fiscal 1991 common stock issued
for debt payment at $4.04 per	78,924	79	318,691	-	318,770
share
Net Loss for the year ended	-	-	-	(578,573)	(578,573)
October 31, 1991

Fiscal 1992 common stock issued
for cash at $5.09 per share	195,864	196	996,469	-	996,665

Fiscal 1992 common stock issued
for mineral property; $6.96 per	87,648	88	610,381	-	610,469
share

Fiscal 1992 common stock issued
for license at $3.40 per share	40,000	40	136,040	-	136,080
Net Loss for the year ended	-	-	-	(1,153,009)	(1,153,009)
October 31, 1992

Fiscal 1993 common stock issued
for subsidiary at $9.04 per share	276,741	276	2,221,550	-	2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued
for cash at $10.65 per share	339,400	339	3,613,155	-	3,613,494
Fiscal 1994 common stock issued
for subsidiary at $25.90 per share	2,500	3	64,747	-	64,750

Fiscal 1994 common stock issued
for director at $8.32 per share	25,000	25	208,100	-	208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued
for cash at $14.30 per share	208,359	208	2,979,872	-	2,980,080

Fiscal 1995 common stock issued
for mineral property; $15.40 per share	23,100	23	355,642	-	355,665

Fiscal 1995 common stock issued
for equipment at $16.58 per share	1,800	2	29,833	-	29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued
for cash at $14.23 per share	316,024	316	4,496,619	-	4,496,935

Fiscal 1996 common stock issued
for equipment at $40.94 per share	30,970	31	1,267,852	-	1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued
for cash at $16.13 per share	270,608	271	4,365,253	-	4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued
for cash at $18.28 per share	198,928	199	3,636,543	-	3,636,742

Fiscal 1998 common stock issued
pursuant to an anti-dulition agreement	24,444	24	-24	-	-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623

Fiscal 1999 common stock issued
for cash at $5.44 per share	24,060	24	130,879	-	130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued
for cash at $.65 per share	375,800	376	245,164	-	245,540

Fiscal 2000 common stock issued
for payables at $.97 per share	55,000	55	53,136	-	53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution
for shares previously paid for	-	-	17,531	-	17,531

Fiscal 2001 common stock issued
for debt at $.82 per share	47,500	48	38,986	-	39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued
for loans advanced in 2001
of $100,000 and cash of $50,000
in 2002 at $.25 per share	600,000	600	149,400	-	150,000

February 27, 2002; common stock issued
for cash at $.25 per share	120,000	120	29,880	-	30,000

March 15, 2002; common stock issued
for compensation , rent expenses and
cash advances valued at $.25 per share	2,000,000	2,000	498,000	-	500,000

March 23, 2002; common stock issued
for cash at $.25 per share	400,000	400	99,600	-	100,000

March 25, 2002; common stock
for payables at $ .64 per share	2,000	2	1,270	-	1,272

April 8, 2002; common stock issued
in connection with Xenolix

Asset Acquisition; valued at	1,201,657	1,201	1,296,589	-	1,297,790
$1.08 per share

April 8, 2002; common stock issued
in connection with Lounsbury
claims consolidation valued at $.63 per share	102,500	102	64,473	-	64,575

September 9, 2002; common stock issued
for cash at $.25 per share	80,000	80	19,920	-	20,000

Net Loss for the year ended	-	-	-	(1,782,473)	(1,782,473)
October 31, 2002

November 1, 2002, commons stock issued
for cash at $ .35 per share	857,143	857	299,143	-	300,000

January 22, 2003 exercise of warrants
at $.25 per share	200,000	200	49,800	-	50,000

March 26, 2003 common stock issued
for cash at $.35 per share	71,429	71	24,929	-	25,000

Net Loss for the year ended	-	-	-	(349,781)	(349,781)
October 31, 2003

Cancellation of common stock	(601,657)	(602)	602	-	-
to Xenetix

July 20, 2004 common stock issued for cash
at $.10 per share	250,000	250	24,750	-	25,000

July 20, 2004 common stock issued for
compensation, rent and cash advance	1,751,570	1,752	173,405	-	175,157

October 29, 2004 common stock issued for
compensation, rent and cash advance
at $.10 per share	1,130,000	1,130	11,870	-	13,000

Net (loss) for year				(345,424)	(345,424)

Jauary 31, 2005 common stck issued for
cash at $.10 per share	750,000	750	74,250	-	75,000

January 31, 2005 common stock issued for
compensation and rent April 30, 2005 common stock	217,500	218	21,532	-	21,750
issued for cash at $.10 per share	250,000	250	24,750	-	25,000

April 30, 2005 common stock issued for
compensation and rent July 31, 2005 common	217,500	217	21,533	-	21,750
stock issued for cash at $.10 per share	500,000	500	49,500	-	50,000

July 31, 2005 common stock issued for
compensation and rent at $.10 per share	217,500	218	21,532	-	21,750
October 31, 2005 common stock issued for
cash at $.10 per share	620,000	620	61,380	-	62,000

October 31, 2005 comon stock issued for
Share-based compensation expense			226,200		226,200
compensation and rent at $.10 per share	217,500	217	21,533	-	21,750

Net (loss) for period				(550,945)	(550,945)
Balances at October 31, 2005	14,803,975	14,803	$ 31,914,686	(31,840,277)	89,212

January 31, 2006 common stock issued for
cash at $.10 per share	602,000	$602	$59,598		$60,200

January 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

April 30, 2006 common stock issued for
cash at $ .10 per share	910,000	$910	$90,090		$91,000

April 30, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

July 31, 2006 common stock issued for
services at $.10 per share	217,500	$218	$21,532		$21,750

October 25, 2006 common stock issued for
cash at $.13 per share	230,770	$230	$29,770		$30,000

October 31, 2006 common stock issued for
cash at $.10 per share	318,000	$318	$31,482		$31,800

October 31, 2006 common stock issued for
services at $.10 per share	217,500	217	21,533		21,750

Share-based compensation expense			119,625		119,625
Capital contrbuted by officer			1,000		1,000

Net (loss) for period				(477,757)	(477,757)
Balances at October 31, 2006	17,734,745	$ 17,734	$32,332,380	$(32,318,034)	$$32,080

February 5, 2007 common stock issued for
cash at $.25 per share	100,000	100	24,900		25,000

Stock based compensation			91,770		91,770

February 26, 2007 common stock issued
for exercise of warrants at $.10	200,000	200	19,800		20,000
per share

Capital contributed by Officer			6,000		6,000

Net (loss) for period				(351,043)	(351,043)
Balances at October 31, 2007	18,034,745	18,034	32,474,850	(32,669,077)	(176,193)

See accompanying notes to the financial statements

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
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

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
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

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
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

		Weighted
Stock Options:		Average
	Number of	Exercise
	Shares	Price

Balances outstanding; October 31, 2005	2,000,000	$0.13

Exercised	(230,770)	$0.13

Balances outstanding; October 31, 2006	1,769,230	$0.13

Exercised	-	-

Expired		-

Balances outstanding; October 31, 2007	1,769,230	$0.13

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Notes to Financial Statements October 31, 2007

	Number	Average
	of Options	Contractual	Exercise
	Outstanding	Life	Price
Exercise Prices:
$.13, expiring on March 4, 2009	1,769,230	5	0.13
Totals and averages	1,769,230	5	$ 0.13

	Number of
	Shares Subject	Exercise	Expiration
	to Stock Options	Price	Date
Employee and legal counsel	1,769,230	0.13	04-Mar-09
Total	1,769.230

Warrants:
	Number of	Exercise	Expiration
	Warrants	Price	Date
Balances outstanding, October 31, 2004
	857,143.50		11/30/2004
	71,429.50		03/31/2005
	1,130,000.10		10/29/2005
Total at October 31, 2004	2,058,572

Issued January 31, 2005	967,500.10		01/01/2006
Issued April 30, 2005	467,500.10		04/30/2006
Issued July 31, 2005	717,500.10		07/31/2006
Issued October 31, 2005	837,500.10		10/31/2006
Expired November 30, 2004	(857,143)
Expired March 31, 2005	(71,429)
Expired October 29, 2005	(1,130,000)

Total outstanding October 31, 2005	2,990,000

Issued- January 31, 2006	819,500	0.10	01/31/2008

Issued- April 30, 2006	1,127,500	0.10	04/30/2008

Issued- July 31, 2006	217,500	0.10	07/31/2008

Issued- October 31, 2006	535,500	0.10	10/31/2008
Expired January 31, 2006	(967,500)

Expired- April 30, 2006	(467,500)

Expired – July 31, 2006	(717,500)
Expired- October 29, 2005	(837,500)

Total outstanding at October 31, 2006	2,700,000

Total outstanding at October 31, 2007	2,700,000

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
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

Balance Sheet / October 31, 2006
		Restatement
	Originally reported	Adjustment	Restatment
Total Assets	$80,809	(18,750)	$62,059

Total Liabilities and
Stockholders’ Equity	$80,809	(18,750)	$62,059

Deficit acumulated during Development Stage	$(31,952,376)	$(365,658)	$(32,318,034)

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC. (An Exploration Stage Company) Notes to Financial Statements October 31, 2007
Statement of Operations / October 31, 2006

Gain on sale of equipment (restated)	$21,587	$(19,833)	$1,754

Compensation expense (restated)	$0	$(119,625)	$(119,625)

Net (loss) as reported (restated)	$(338,299)	$(139,458)	$(477,757)

Pro-forma compensation expense (restated)	$0	$(9,044)	$(9,044)

Pro-forma net loss (restated)	$(338,299)	$(148,502)	$(486,801)

Weighted average	16,280,956	16,280,956	16,280,956

Shares, common stock outstanding

Net loss per share:

Basic and diluted (restated)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted – Pro-forma (restated)	$(0.02)	$(0.01)	$(0.03)

As a result of the above adjustments, the Statement of Cash Flows required adjustment to reflect the reduction in the water rights asset and related liability, the increase in compensation expense, and the reduction in the gain on sale of plant equipment as of October 31, 2006. Amounts were originally reported on January 12, 2007 for the year ended October 31, 2006.

SEEN ON SCREEN TV INC. formerly FRANKLIN LAKE RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
October 31, 2007

	Statement of Cash Flows / October 31, 2006

	Originally Reported	Restatement Adjustment	Restatement
Net (Loss)	$(338,299)	$(139,458)	$(477,757)
Compensation expense from warrants	$0	$119,625	$119,625
expense from
warrants issued

Gain on sale of plant	$(21,587)	$19,833	$(1,754)
equipment

Increase (decrease) in	$26,308	$(18,210)	$8,098
accounts payable and
accrued liabilities

Net cash used in	$(212,250)	$(18,210)	$(230,460)
operations

Disposal (Acquisition)	$(25,000)	$18,750	$(6,250)
of water rights

Total cash flows used	$25,000	$18,750	$43,750
in investing activities

As a result of the above adjustments, the Statement of Cash Flows required adjustment to reflect the reduction in the water rights asset and related liability, as of October 31, 2007. Amounts were originally reported on April 14, 2008.

Statement of Cash Flows / October 31, 2007

	Originally Reported	Restatement Adjustment	Restatement
Increase (decrease) in	$(11,181)	$18,750	$7,569
accounts payable and
accrued liabilities

Net cash used in	$(185,112)	$18,750	$(166,362)
operations

Disposal	$18,750	$(18,750)	$0
(Acquisition) of water
rights

Total cash flows used	$14,050	$(18,750)	$(4,700)
in investing activities

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures in Rule 13a-15(e). The Company's disclosure controls and procedures are desigend to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the company's disclosure controls and procedures are not effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statemetns for external reporting purposes in conformity iwth U.S. generally accepted accounting principles.

As of the date of this report, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly delegated duties to any individual to be responsible for financial reporting.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over finanical reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no changes in the Company's internal controls that occurred during the reported period covered by this report that has materially effected, or is reasonably to effect, the Company's internal controls over financial reporting.

Remediation Plan

Addition of Staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	AGE	POSITION(S)	SERVICE BEGAN
Father Gregory Ofiesh	76	Director, President, Chief Executive Officer and Acting Chief Financial Officer	March 2000
Kamal Alawas	56	Director	January 2002
Stanley Combs	59	Director	July 1998
Paul Kaser	53	Director	January 2002
Richard Kunter	64	Director, Vice President - Research and Development	June 2006
Peter Boyle	69	Vice President - Regulatory Affairs, Secretary	August 2000
Roger Graham	40	Vice President - Operations	January 2001

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

		ANNUAL		COMPENSATION	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY($)		BONUS ($)	OPTIONS (#)
	2007	$48,000	*	$0	0
Father Gregory Ofiesh
President, CEO, Director	2006	$48,000	*	$0	0

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

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

TITLE OF				PERCENT
CLASS	STOCKHOLDER	SHARES OWNED		OF CLASS *

Common	Father Gregory Ofiesh	14,641,570	(1)	62.6
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Kamal Alawas	0	(2)	0
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Stanley Combs	6,250	(3)	(less than 0.1%)
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Paul Kaser	392,000	(4)	1.7
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Richard Kunter	0		0
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Peter Boyle	1,005,000	(5)	4.3
	172 Starlite Street
	So. San Francisco, CA 94080

Common	Roger Graham	1,000,000	(6)	4.3
	172 Starlite St.
	So. San Francisco, CA 94080

Common Officers and Directors as a Group		17,044,820		72.9

*	Assuming exercise of all outstanding warrants and options
(1)	Fr. Ofiesh is President, CEO and a director; ownership includes 2,408,080 shares for full consideration given and

1,161,9200 shares for which he has warrants to purchase.

(2)	Mr. Alawas is a director.
(3)	Mr. Combs is a director.
(4)	Mr. Kaser is a Director.
(5)	Mr. Boyle is an officer; ownership includes an option to purchase 1,000,000 shares.
(6)	Mr. Graham is an officer; ownership includes an option to purchase 769,230 shares.

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

Stock Options Outstanding - Directors & Officers

As of December 31, 2007
			Number of
Expiration Date		Exercise Price	Common Shares
March 4, 2009		$ 0.13	1,769,230
	Total		1,769,230

WARRANTS OUTSTANDING - DIRECTORS & OFFICERS
AS OF DECEMBER 31, 2007

Expiration Date		Exercise Price	Number of Shares
1-31-08		$0.10	0
4-30-08		$0.10	408,920
7-31-08		$0.10	217,500
10-31-08		$0.10	535,500
TOTAL:			1,161,920

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are incorporated into this Amended Form 10-K Annual Report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/4/2002	3.1
3.2	Bylaws.	10-KSB	2/4/2002	3.2
3.3	Articles of Domestication	10-KSB	2/4/2002	3.3
10.1	Material Contract	10-KSB/A-1	03/07/2005	10.1
31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley				X
	Act of 2002 for the Chief Executive Officer and Chief
	Financial Officer.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated this 7th day of April, 2009.

SEEN ON SCREEN TV INC.

ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer
Principal Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
ANTOINE JARJOUR	Director, President, Principal Executive Officer, Treasurer, Principal Financial	April 7, 2009
Antoine Jarjour	Officer, Acting Principal Accounting Officer

FATHER GREGORY OFIESH	Director	April 7 , 2009
Father Gregory Ofiesh

KAMAL ALAWAS	Director	April 7 , 2009
Kamal Alawas

ROULA JARJOUR	Director	April 7 , 2009
Roula Jarjour

GEORGE JARJOUR	Director	April 7 , 2009
George Jarjour

	EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/4/2002	3.1

3.2	Bylaws.	10-KSB	2/4/2002	3.2

3.3	Articles of Domestication	10-KSB	2/4/2002	3.3

10.1	Material Contract	10-KSB/A-1	03/07/05	10.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley				X
	Act of 2002 for the Chief Executive Officer and Chief
	Financial Officer.