Form 10-Q/A
period 2008-01-31
SEEN ON SCREEN TV INC.
filed 2009-04-08
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number 000-21812

SEEN ON SCREEN TV INC.
(formerly Franklin Lake Resources Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

(425) 367-4668
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1/31//08 of 18,034,754

EXPLANATORY NOTE

     The Company is filing this amended report on Form 10-Q for the purpose of responding to SEC comments. This Company originally filed its Form 10-QSB for the period ended January 31, 2008 on April 21, 2008. Since the filing the Form 10-QSB, the SEC has eliminated the “SB” designation and accordingly this amendment is filed without such designation. However, the content of this Form 10-Q is consistent with the requirements of the Small Business Act.

PART I -- FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	(Restated)	(Restated)
	January 31,	October 31,
ASSETS	2008	2007
Current Assets:
Cash	$30,816	$33,688
Total Current Assets	30,816	33,688

Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	19,911	4,700
Accumulated depreciation	(886)	(235)
Total Fixed Assets	20,433	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$77,366	$64,270

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,697	$17,715
Deferred Gain on Sale of Equipment	8,550	11,940
Advances from Stockholders'	292,558	210,808
Total Current Liabilities	313,805	240,463
Total Liabilities	313,805	240,463

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
18,034,745 issued and outstanding	18,034	18,034
Additional Paid-In Capital	32,476,350	32,474,850
Deficit accumulated during exploration stage	(32,730,823)	(32,669,077)
Total Stockholders' Equity	(236,439)	(176,193)

Total Liabilities and Stockholders' Equity	$77,366	$64,270

See accompanying notes to the financial statements.

F-1

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statement Operations
(Unaudited)

			(Restated)
			Cumulative
			From Date of
			Inception on
	(Restated)	(Restated)	May 23, 1986
	3 months ended	3 months ended	to January 31,
	January 31, 2008	January 31, 2007	2008

Revenues
Mineral processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585

Expenses:
Mineral exploration costs	36,227	40,047	16,448,079
Depreciation/amortization expenses	651	-	3,721,130
General and administrative	28,258	66,132	11,442,655
Impairment of patents and
Intellectual property	-	-	1,162,792
Total Expenses	65,136	106,179	32,774,656

Other Income:
Gain of sale of equipment	3,390	2,631	13,037
Precious Metal Sales	-	-	26,211

Net Loss	$(61,746)	$(103,548)	$(32,730,823)

Weighted Average Shares
Common Stock Outstanding	18,037,745	17,737,745
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.01)

See accompanying notes to the financial statements.

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Cash Flows
(Unaudited)

			(Restated)
	(Restated)	(Restated)	Cumulative
			From date of
			inception on May
	3 Months Ended	3 Months Ended	23, 1986 to January
	January 31, 2008	January 31, 2007	31, 2008
Cash Flows used in Operating Activities:
Net Loss	$(61,746)	$(103,548)	$(32,730,823)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	651	-	3,721,130
Proceeds - net book value of equipment licenses,
properties sold/ abandoned	-	-	2,621,265
Gain on sale of plant equipment	(3,390)	(2,631)	(13,037)
Impairment of patents and intellectual property	-	-	1,162,792
Rent contributed to capital	1,500	-	8,500
Stock based compensation	-	38,784	437,595
Common stock issued for compensation, rent and expenses	-	21,750	840,363

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	-	-	-
(Increase) decrease in advances from officer/shareholder	21,750		108,750
Increase (refund) of reclamation bond outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(5,018)	(187)	12,697
Cash Flows used in Operating Activities	(46,253)	(45,832)	(23,850,635)

Cash Flows from Investing Activities:
Purchases of plant & equipment	(16,619)	-	(901,398)
Sale of plant equipment		-	50,000
Acquisition of water rights		-	(25,000)
Disposal of water rights	-	-	18,750
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	(16,619)	-	(3,009,725)

Cash Flows from Financing Activities:
Common stock issued for cash	-	-	23,991,611
Common stock issued for exercise of warrants	-	-	20,000
Loan proceeds	-	-	2,202,407
Advances (repayments) from officers/directors/affiliates	60,000	20,000	677,158
Cash Flows from Financing Activities	60,000	20,000	26,891,176
Net Increase (Decrease) in Cash	(2,872)	(25,832)	30,816
Cash at Beginning of Period	33,688	35,942	-
Cash at End of Period	$30,816	$10,110	$30,816

Supplemental disclosure of cash flow information:
Interest Paid			68,851
Income Taxes Paid			4,078

Supplemental Non-Cash Financing Activities:
Contribution of capital for lease expense	1,500		8,500
Common stock issued for compensation, rent and officers advances	-	87,000	803,187

Common stock issued for licenses	-	-	136,080

Common Stock issued for subsidiary

acquisition-mineral properties & equipment	-	-	2,286,576

Common Stock issued for mineral properties	-	-	1,198,075

Common Stock issued for equipment	-	-	1,297,718

Common Stock issued to acquire Xenolix assets net of $25,000 expensed $1,162,792 Xenolix patents and technologies			1,272,790
$109,978 capitalized as equipment

Cancellation of shares issued to Xenolix	-	-	-

Equipment returned to satisfy debt, payables	-	-	1,299,872

Deferred gain - asset sale			-

See accompanying notes to the financial statements.

F-3

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
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

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report, the Company received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president. All such items are payable only in shares of Company stock, not in cash and, pursuant to agreement; they are valued at a total of $21,750 for the three-month periods ended January 31, 2008 and 2007.

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

During the quarters ended January 31, 2008 and 2007 the President of the Company made advances of $60,000 and $20,000 respectively to help with the working capital needs of the Company. These advances are non-interest bearing amounts and are payable by the Company upon demand by the Company’s president.

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

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services. At October 31, 2006, it had 2,700,000 warrants outstanding, expiring as follows: 819,500 on January 31, 2007, 1,127,500 on April 30, 2007, 217,500 on July 31, 2007, and 535,500 on October 31, 2007. During the first quarter of the current fiscal year, ended on January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008. At January 31, 2008, there were 2,150,000 warrants outstanding.

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

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

8. WATER RIGHTS

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility. These rights allow the Company to draw 2.5 acre feet of water annually from a well located on the property. The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management. As of January 31, 2008, the Company tested these water rights for impairment and determined that no impairment was necessary.

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

9. RESTATEMENT

The Company’s financial statements for the three months ended January 31, 2008 have been restated to correct errors in reporting related to the gain on sale of plant equipment, cumulative effect of correction of error, and cumulative to-date statement of operations and cash flows statement amounts. These errors were originally reported in the January 31, 2008 interim financial statements, as filed on April 21, 2008, and are explained further below.

The gain on sale of equipment was originally reported as $2,850 and has been corrected to $3,390. This changed the related net income from $62,286 to $61,746, and did not have a material impact on earnings per share.

An error in reporting was identified related to the October 31, 2006 financial statements, subsequent to the filing of the January 31, 2008 interim financial statements. This error related to the presentation of the cumulative effect of correction of error as displayed in the balance sheet and statement of stockholders’ equity. Related amounts should have been posted to the additional paid-in capital account. Accordingly, we have removed the cumulative effect of correction of error from the January 31, 2008 financial statements and recorded the balance of $345,825 to additional paid-in capital.

Cumulative to-date information on the statement of operations and cash flows statement was incorrectly reported in the January 31, 2008 financial statements, as filed on April 31, 2008, due to administrative error. The table below shows the originally reported amounts along with the related adjustments.

Statement of Operations

		Restatement
Account	Originally reported	Adjustment	Restated
Mineral exploration costs	$16,458,168	$(10,089)	$16,448,079
General and administrative	$11,345,906	$96,749	$11,442,655
Gain on sale of equipment	$9,647	$3,390	$13,037
Net Loss	$32,647,553	$83,270	$32,730,823

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
(Unaudited)

Cash Flows Statement

	Originally	Restatement
Account	reported	Adjustment	Restated
Net Loss	$(32,647,553)	$(83,270)	$(32,730,823)
Gain on sale of equipment	$(9,647)	$(3,390)	$(13,037)
Rent contributed to capital	$1,500	$7,000	$8,500
Stock based compensation	$410,399	$27,196	$437,595
Common stock issued for compensation, rent and expenses	$839,823	$540	$840,363
(Increase) decrease in advances from officer/shareholder	$249,058	$(140,308)	$108,750
Increase (decrease) in accounts payable and accrued liabilities	$4,773	$7,924	$12,697
Cash Flows used in Operating Activities	$(23,666,327)	$(184,308)	$(23,850,635)
Common stock issued for exercise of warrants	$0	$20,000	$20,000
Advances (repayments) from officers/directors/affiliates	$514,350	$162,808	$677,158
Cash Flows from Financing Activities	$26,708,368	$182,808	$26,891,176

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

ITEM 3 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures (in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating  the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

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

Management's Report on Internal Control over Financial Reporting

   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles.

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

   Specifically, management identified the following control deficiencies. (1) The Company has not proeprly delegated duties to any individual to be responsible for financial reporting.

   Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

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

Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized. Dated this 8th  day of April 2009.

SEEN ON SCREEN TV INC.
(Registrant)

BY: ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)