Form 10-Q/A
period 2008-04-30
SEEN ON SCREEN TV INC.
filed 2009-04-08
CIK 879519

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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4/30/08 of 20,960,325

EXPLANATORY NOTE

     The Company is filing this amended report on Form 10-Q for the purpose of responding to SEC comments. This Company originally filed its Form 10-QSB for the period ended April 30, 2008 on June 7, 2008. Since the filing the Form 10-QSB, the SEC has eliminated the “SB” designation and accordingly this amendment is filed without such designation. However, the content of this Form 10-Q is consistent with the requirements of the Small Business Act.

PART I -- FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	(Restated)	(Restated)
	April 30,	October 31,
ASSETS	2008	2007
Current Assets:
Cash	$28,616	$33,688
Total Current Assets	28,616	33,688
Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	19,911	4,700
Accumulated depreciation	(1,537)	(235)
Total Fixed Assets	19,782	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
Total Other Assets	26,117	26,117

Total Assets	$74,515	$64,270

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,720	$17,715
Deferred Gain on Sale of Equipment	5,700	11,940
Advances from Stockholders	56,280	210,808
Total Current Liabilities	66,700	240,463

Total Liabilities	66,700	240,463

Stockholders' Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 45,000,000 shares;
20,960,580 issued and outstanding at April 30, 2008;
18,034,745 issued and outstanding at December 31, 2007	20,960	18,034
Additional Paid-In Capital	32,767,482	32,474,850
Deficit Accumulated during Exploration Stage	(32,780,627)	(32,669,077)
Total Stockholders' Equity	7,815	(176,193)

Total Liabilities and Stockholders' Equity	$74,515	$64,270

See accompanying notes to the financial statements.

F-1

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					(Restated)
					Cumulative
					From Date of
			(Restated)		Inception on
	Three Months	Three Months	Six Months	Six Months	May 23, 1986
	Ended	Ended	Ended	Ended	to April 30,
	April 30,	April 30,	April 30,	April 30,	2008
	2008	2007	2008	2007

Revenues
Mineral processing fees	$7,500	$-	$7,500	$-	$12,085
Total Revenue	7,500	-	7,500	-	12,085

Expenses:
Mineral exploration costs	35,548	18,149	71,775	58,196	16,483,627
Depreciation/amortization	651	-	1,302	-	3,721,781
expenses
General and administrative	23,955	48,400	52,213	114,532	11,466,610
Impairment of patents and
Intellectual property	-	-	-	-	1,162,792
Total Expenses	60,154	66,549	125,290	172,728	32,834,810

Other Income:
Gain of sale of equipment	2,850	2621	6,240	5,262	15,887
Precious Metal Sales	-	-	-	-	26,211

Net Loss	(49,804)	(63,928)	(111,550)	(167,466)	(32,780,627)
Weighted Average Shares
Common Stock Outstanding	18,037,745	17,934,745	18,037,745	17,834,745
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the financial statements.

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			(Restated)
	(Restated)		Cumulative
			From date of inception
	6 Months Ended	6 Months Ended	on May 23, 1986 to
	April 30, 2008	April 30, 2007	April 30, 2008
Cash Flows used in Operating Activities:
Net Loss	$(111,550)	$(167,466)	$(32,780,627)
Adjustments to reconcile net loss to net cash provided by operations
Amortization / depreciation	1,302	-	3,721,781
Proceeds- net book value of equipment licenses, properties sold/ abandoned	-	-	2,621,265
Gain on sale of plant equipment	(6,240)	(5,262)	(15,887)
Impairment of patents and intellectual property	-	-	1,162,792
Rent contributed to capital	3,000	-	10,000
Compensation expense from warrants issued	-	-	437,595
Common stock issued for compensation, rent and expenses	-	52,004	840,363
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses and other	-	-	-
(Increase) decrease in advances from officer/shareholder	43,500	43,500	130,500
Increase (refund) of reclamation bond outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(12,995)	4,492	4,720
Cash Flows used in Operating Activities	(82,983)	(72,732)	(23,887,365)
Cash Flows from Investing Activities:
Purchases of plant & equipment	(16,619)	(4,700)	(901,398)
Sale of plant equipment	-	-	50,000
Disposal (Acquisition) of water rights	-	-	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)
Cash Flows Provided by Investing Activities	(16,619)	(4,700)	(3,009,725)
Cash Flows from Financing Activities:
Common stock issued for cash	-	25,000	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants	-		20,000
Advances (repayments) from officers/directors/affiliates	94,530	20,000	711,688
Cash Flows from Financing Activities	94,530	45,000	26,925,706
Net Increase (Decrease) in Cash	(5,072)	(32,432)	28,616
Cash at Beginning of Period	33,688	35,942	-
Cash at End of Period	$28,616	$3,510	$28,616

Supplemental disclosure of non-cash financing activities:
Supplemental disclosure of cash flow information:
Interest Paid			68,851
Income Taxes Paid			4,078

Supplemental Non-Cash Financing Activities:
Contribution of capital for lease expense	1,500		10,000
Common Stock issued for compensation, rent and officers advances	292,558		1,095,745
Common Stock issued for licenses			136,080
Common Stock issued for subsidiary acquisition-mineral properties & equipment			2,286,576
Common Stock issued for mineral properties			1,198,075
Common Stock issued for equipment			1,297,718
Common Stock issued to acquire Xenolix assets net of $25,000 expensed
$1,162,792 Xenolix patents and technologies $109,978 capitalized as equipment			1,272,790

Cancellation of shares issued to Xenolix Equipment Returned to Satisfy Debt, Payables			1,299,872
Interest Paid			68,851

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
n Exploration Stage Company)
Notes to Financial Statements
April 30, 2008

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
April 30, 2008

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
April 30,2008

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
April 30,2008

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
April 30,2008

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

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
April 30,2008

8. PURCHASE OF WATER RIGHTS (RESTATED)

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of the test plant facility. These rights allow the Company to draw 2.5 acre feet of water annually from a well located on the property. The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management. As of April 30, 2008, the Company tested these water rights for impairment and determined that no impairment was necessary.

9. RESTATEMENT

The Company’s financial statements for the six months ended April 30, 2008 have been restated to correct a reporting error related to the cumulative effect of correction of error as a result of the restatement on the October 31, 2006 financial statements, as well as, errors in reporting related to the cumulative to-date statement of operations and cash flows statement amounts. There were also minor adjustments to the statement of operations and cash flow statements, which resulted in a overstated net loss in the amount of $6,434 (due to the immaterial amount of these adjustments, no further explanation on these adjustments is provided).

Amounts previously reported as cumulative effect of correction of error in the amount of $345,825, have been reclassified into additional paid-in capital. These errors were originally reported in the April 30, 2008 interim financial statements, as filed on June 17, 2008, and the cumulative to-date errors are explained further below.

Statement of Operations

	Originally	Restatement	Restatement
	reported	Adjustment
Mineral exploration costs	$16,598,627	$(150,000)	$16,483,627
Depreciation/amortization expense	$3,722,016	$(235)	$3,721,781
General and administrative	$11,350,835	$115,775	$11,466,610
Gain on sale of equipment	$15,347	$540	$15,887

SEEN ON SCREEN TV INC.
(formerly, Franklin Lake Resources, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
April 30,2008

Cash Flows Statement

Account	Originally	Restatement	Restatement
	reported	Adjustment
Amortization/Depreciation	$3,722,432	$(651)	$3,721,781
Gain on sale of equipment	$(18,197)	$2,310	$(15,887)
Rent contributed to capital	$3,000	$7,000	$10,000
Common stock issued from warrants issued	$437,055	$540	$437,595
Common stock issued for compensation, rent and expenses	$833,823	$6,540	$840,363
(Increase) decrease in advances from officer/shareholder	$152,250	$(21,750)	$130,500
Cash Flows used in Operating	$(23,881,354)	$(6,011)	$(23,887,365)
Activities
Advances (repayments) from officers/directors/affiliates	$716,712	$(5,024)	$711,688
Cash Flows from Financing	$26,930,730	$(5,024)	$26,925,706
Activities

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six-month period covered by this report, pursuant to the exercise of warrants, the Company received $94,530 to purchase 600,000 shares of its common stock at a price of $0.10 per share. Of this amount, $34,500 was received during the three-month period ended April 20, 2008, and $60,000 during the three-month period ended January 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K
(including items filed after the end of the period covered by this Report)

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)

Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized. Dated this 8th day of April, 2009.

SEEN ON SCREEN TV INC.
(Registrant)

BY: ANTOINE JARJOUR
Antoine Jarjour,
President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. 1350)