Form 10-Q
period 2008-07-31
SEEN ON SCREEN TV INC.
filed 2009-07-21
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-21812

SEEN ON SCREEN TV INC.
(formerly Franklin Lake Resources Inc.)
(Exact Name of Registrant as Specified in its Charter)

NEVADA	52-2352724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4017 Colby Avenue
Everett, Washington 98201
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  360-668-6814

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer  [  ]                                                                      Accelerated filer                    [  ]
Non-accelerated filer     [  ]                                                                      Smaller reporting company  [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,384,130 shares outstanding as of July 17th, 2009.

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements

July 31, 2008
(unaudited)

INDEX

Balance Sheets                                                                                1

Statements of Operations                                                              2

Statements of Cash Flows                                                             3

Notes to the Financial Statements                                         4 - 11

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	July 31,	October 31,
ASSETS	2008	2007
	(unaudited)
Current Assets:
Cash	$947	$33,688
	947	33,688
Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	19,911	4,700
Accumulated depreciation	(2,188)	(235)
	19,131	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	19,867	19,867
Water Rights	6,250	6,250
	26,117	26,117

Total Assets	$46,195	$64,270

LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$6,600	$17,715
Deferred Gain on Sale of Equipment	2,850	11,940
Advances from Stockholders'	97,694	210,808
	107,144	240,463

Total Liabilities	107,144	240,463

Stockholders' Deficit:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 195,000,000 shares;
7,213,898 issued and outstanding at October 31, 2007;
8,384,130 issued and outstanding at July 31, 2008	8,384	7,214
Additional Paid-In Capital	32,781,558	32,485,670
Accumulated Deficit	(32,850,891)	(32,669,077)
Stockholders' Deficit	(60,949)	(176,193)

Total Liabilities and Stockholders' Deficit	$46,195	$64,270

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
 (Expressed in U.S. dollars)
(unaudited)

					Cumulative
					From Date of
					Inception on
	Three Months Ended		Nine Months Ended		May 23, 1986
	July 31,		July 31,		to July 31,
	2008	2007	2008	2007	2008

Revenues
Mineral processing fees	$-	$-	$7,500	$-	$12,085
Total Revenue	-	-	7,500	-	12,085
Expenses:
Mineral exploration costs	32,918	41,971	104,692	100,167	16,516,544
Depreciation/amortization expenses	651	-	1,953	-	3,722,432
General and administrative	39,546	23,325	91,759	137,857	11,506,156
Impairment of patents and	.
Intellectual property	-	-	-	-	1,162,792
Total Expenses	73,115	65,296	198,404	238,024	32,907,924
Other Income:
Gain of sale of equipment	2,850	2631	9,090	7,893	18,737
Precious Metal Sales	-	-	-	-	26,211

Net Loss	(70,265)	(62,665)	(181,814)	(230,131)	(32,850,891)
Weighted Average Shares
Common Stock Outstanding	8,384,130	7,213,898	7,606,823	7,133,898
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
 (Expressed in U.S. dollars)
(unaudited)

			(Unaudited)
			Cumulative from
	Nine Months Ended		Inception
	July 31,	July 31,	(May 23,1986) to
	2008	2007	July 31, 2008
Cash Flows used in Operating Activities:
Net Loss	$(181,814)	$(230,131)	$(32,850,891)
Adjustments to reconcile net loss to net cash

Provided be operating activities:
Amortization / depreciation	1,953	-	3,722,432
Proceeds - Net book value of equipment ,licenses,
properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	-	-	437,595
Gain on sale of plant equipment	(9,090)	(7,893)	(18,737)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for lease expense	4,500	-	11,500
Common stock issued for compensation, rent and expenses	43,500	56,650	883,863

Changes to Operating Assets and Liabilities:
Accrual increase in shareholders advances	21,750	65,250	108,750
Increase refund of reclamation bonds outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(11,115)	3,607	6,600

Net cash used in operations	(130,316)	(112,517)	(23,934,698)

Cash Flows used by Investing Activities:

Purchases of plant & equipment	(16,619)	(4,700)	(901,398)
Sale of plant equipment	-	-	50,000
Disposal (Acquisition) of water rights	-	-	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Used by Investing Activities	(16,619)	(4,700)	(3,009,725)

Cash Flows from Financing Activities:

Common stock issued for cash	-	25,000	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants	60,000		80,000
Cash Advances (repayments) from officers/directors/affiliates	54,194	65,000	671,352

Cash Flows from Financing Activities	114,194	90,000	26,945,370

Net Increase (Decrease) in Cash	(32,741)	(27,217)	947

Cash at Beginning of Period	33,688	35,942	-

Cash at End of Period	$947	$8,725	$947
Supplemental disclosure of cash flow information:

Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078
Supplemental Non-Cash Financing Activities:
Contribution of capital for lease expense	4,500	-	11,500
Deferred gain - asset sale	-	-	-
Common Stock issued for compensation, rent and officers advances	232,558	62,250	1,035,745
Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary	-	-
acquisition-mineral properties & equipment	-	-	2,286,576
Common Stock issued for mineral properties	-	-	1,198,075
Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets	-
net of $25,000 expensed $1,162,792 Xenolix patents and	-
technologies $109,978 capitalized as equipment	-	-	1,272,790
Cancellation of shares issued to Xenolix	-	-	-
Equipment returned to satisfy debt , payables	-	-	1,299,872
Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

1. HISTORY

The company was originally incorporated as “Naxos Resources Ltd.” (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, the Company moved its executive and administrative offices to South San Francisco, California, USA, effectively ending its business connections with Canada.

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

The Company is an exploration stage company as defined in the Statement on Financial Accounting Standard No. 7 (SFAS 7) (Accounting and Reporting by Development Stage Companies). Further, as a “reporting company” pursuant to the Securities Exchange Act of 1934, as amended, the Company’s financial reports include the information required by provisions of Regulation S-X under that Act, and specifically Industry Guide 7 therein, applicable to the companies engaged in mineral exploration and development.

2.  Basis of Presentation

The interim financial statements of the Company for the nine months ended July 31, 2008 are unaudited. The financial statements have been prepared in accordance with the requirements for unaudited interim periods and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

2.  Basis of Presentation (continued)

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

(c) Dividend Policy

The Company has not adopted a policy regarding the payment of dividends and does not anticipate payments of dividends in the future.

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

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s interim financial statements for the six months ended July 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods do not include the impact of SFAS 123(R).

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

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)  Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On July 31, 2008, the Company had net operating losses to be carried forward in the amounts of approximately $32,850,891. The tax benefit of approximately $4,927,634 at July 31, 2008 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2008 through 2027.

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

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

4. COMMON STOCK

The trading volume of the Company’s shares is low and the price per share is highly volatile based upon relatively small amounts of trading activity. The price of shares in sales by the Company for cash and the values of shares issued in other transactions are determined by private negotiations between the parties involved.

During the nine months period ended of July 31, 2008, the Company has the following share transactions.

1.
During the nine-month period ended July 31, 2008, the Company issued 735,232 shares of common stock pursuant to the exercise of share purchase warrants for proceeds of $60,000 in the past nine months and $123,808 was received at Oct 31, 2007.

2.	During the nine-month period ended July 31, 2008, the Company issued 435,000 shares of common stock at a fair value of $108,750 to settle debt.

3.
On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 for 5 reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

 5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report, the Company received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president.  All such items are payable only in shares of Company stock, not in cash and, pursuant to agreement; they are valued at a total of $7,250 per month for a total of $65,250 for the nine months ended of July 31, 2008 and 2007.

On September 1, 2006 the Company entered into an agreement with the Company President whereby the Company agreed to sell substantially all of its equipment related to the exploration activities to the Company President for the sum of $50,000.  Also, as part of this agreement, the President agreed to lease the equipment back to the Company for the consideration of $1.00 per month for the period from September 1, 2006 to March 31, 2008.  The agreement automatically renews.  The equipment was sold “as is” without any warranties, express or implied.  The Company did not obtain an independent appraisal of the equipment that was sold, but management and the Company’s board of directors, after discussions with equipment industry specialists and other professionals,

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES (continued)

were satisfied that the sum of $50,000 was the fair value of the equipment at the date of the sale.  Although, the contract specifies that the Company pay the sum of $1.00 per month for the lease of the equipment, the Company has recognized the sum of $500 per month as the fair value of the lease payment each month.  This amount has been reflected as an operating expense of the Company and this amount is being shown as a contribution to capital by the Company’s president. A total of $4,500 for the nine months ended of July 31, 2008 and 2007.

6. STOCK OPTIONS & WARRANTS

The Company accounts for its stock options and warrants in accordance with SFAS 123(R) which was adopted by the Company on November 1, 2006. The Company granted 707,692 stock options to two employees as consideration for their past services and as an incentive for future services.  All options were vested immediately are exercisable at a price equal to the fair market value on the date of the grant and expire on March 4, 2009.

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services.  At October 31, 2007, it had 1,080,000, as at January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008.

Share purchase warrants transactions were as follows:

	# of warrants	Ex. Price	Expiration date
Issued- January 31, 2006	327,800	0.25	1/31/2008
Issued- April 30, 2006	451,000	0.25	4/30/2008
Issued- July 31, 2006	87,000	0.25	7/31/2008
Issued- October 31, 2006	214,200	0.25	10/31/2008
Balance as of October 31, 2007	1,080,000	0.25
Warrants exercised	(735,232)	0.25
Warrants expired	(130,568)	0.25
Total outstanding as of July 31, 2008	214,200	0.25	10/31/2008

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

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

6. STOCK OPTIONS & WARRANTS (continued)

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

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the nine months ended July 31, 2008 and 2007; the amount was $ nil and $56,650, respectively.

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

In November 2005, the Company made a determination that MR3 had not met its obligations under the agreement, and it sent a letter to MR3 in which it terminated the agreement.  On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of July 31, 2008, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

8.  PURCHASE OF WATER RIGHTS (RESTATED)

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of test plant facility.  These rights allow the Company to draw 2.5 acre feet of water annually from a well located on the property.  The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of July 31, 2008, the Company tested these water rights for impairment and determined that no impairment was necessary.

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements
NINE MONTHS ENDED JULY 31, 2008 AND 2007
(unaudited)

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

10. SUBSEQUENT EVENTS

a)	On March 19, 2009, Franklin Lake Resources Inc. (“FKLR”) underwent a corporate name change to “Seen on Screen TV” (“SONT”).

b)	On March 19, 2009, the Company amended the number of authorized shares and the par value as follows:
i)	5,000,000 shares of preferred, $0.001 par value per share
ii)	195,000,000 shares of common stock, $0.001 par value per share.

c)
On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 for 5 reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

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

   At the end of fiscal year on October 31, 2007, we had approximately $33,600 cash on hand. Approximately 85 percent of the funds received during that year were from Father Gregory Ofiesh, our president. Still unable to find other investors, during the first nine months of this year, he has invested another $114,194 by exercising warrants he has received in connection with prior investments. Then, at the end of the third quarter on July 31, 2008, cash on hand was approximately $947. We have no assurance, however, that he will be able, or will choose, to continue, as he has been doing, to make additional periodic investments in the Company and, if he does not do so, we probably will not be able to stay in business.

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

Changes in Internal Control over Financial Reporting

   There were no changes in the Company's internal controls that occurred during the period covered by this report that materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

Remediation Plan

Addition of staff

   We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

PART II -- OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   During the nine-month period ended July 31, 2008, the Company issued 930,232 shares of common stock to satisfy advances made by an officer of the Company, in the amount of $232,558.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K
(including items filed after the end of the period covered by this Report)

Exhibits

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of July, 2009.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.