Form 10-K
period 2008-10-31
SEEN ON SCREEN TV INC.
filed 2011-09-01
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended October 31, 2008

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
Formerly, FRANKLIN LAKE RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

4017 Colby Ave,
Everett, WA	98201
(Address of Principal Executive Offices)	(Zip Code)

(425) 367-4668
(Registrant’s telephone number, including area code)

None	None
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   YES [   ]     NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2008: $626,580.

Number of shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2008: 8,384,130

PART I

ITEM 1.                    BUSINESS.

Background

Seen on Screen TV Inc. (“Company” “we” or “us”), formerly Franklin Lake Resources Inc., was an exploration stage mining company with no ore reserves or mining operations. Our activities to date have been, and our current activities are, limited to searching for material from which we may be able to extract precious minerals and designing a process for profitable extraction. There is no assurance that commercially viable mineral deposits exist on our property, and further exploration will be required before a final evaluation as to the economic and legal feasibility of our plans can be made. Franklin Lake was originally incorporated as Naxos Resources Ltd. (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, we moved our executive and administrative offices to South San Francisco, California, effectively ending our business connections in Canada. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was “continued” as a Nevada corporation under the name Franklin Lake Resources Inc. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company’s shares on the basis of one new share for each ten shares held also became effective and the Company received a new trading symbol, FKLR. The Company is now a retail store company.

Exploration Stage Company

We are a company in the “exploration stage”, as the term is defined in the SEC’s Industry Guide No. 7 (Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations). Industry Guide 7 defines exploration stage companies to include “all issuers engaged in the search for mineral deposits (reserves) which are not in either the development stage or the production stage. Development stage companies are those engaged in preparing for extraction of mineral reserves that have been proved to be commercially mineable. Production stage companies are those engaged in the actual exploitation of commercial reserves. As of the date of this report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

As an exploration stage company, we are not in a position to fund our cash requirements through our current operations. Further, we believe that, in general, junior resource companies such as SEEN ON SCREEN have a difficult time raising capital. (See Finances, immediately below)

Finances

Recently, we have been able to raise a limited amount of capital through exercise of warrants of our equity stock. Of all the money raised in the past two years, however, approximately 88 percent has come from the personal resources of Father Gregory Ofiesh, former CEO and a director. We have no assurance that Father Ofiesh will be able or willing to continue to make additional investments in the Company. If he cannot or does not do so, and if we are unable to obtain funds from another investor, the Company may not be able to continue in business and the stockholders may lose the value of their common stock in the Company.

During our fiscal year ended October 31, 2008, we issued a total of 1,170,232 shares of our common stock (735,232) by the exercise of warrants), all for cash @ $.10 per share and (435,000) for services @ $.10 per share.

Staffing

As of October 31, 2008, besides its four executive officers (only one of which works full time), the Company employed one part-time employee, who works at our Amargosa facility. We believe our relationship with our employees is good.

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

We do not believe we qualify as a solid waste generator under the Resource Conservation and Recovery Act (“RARA” --formerly the Hazardous Waste Disposal Act), due to the small quantities of corrosive materials we handle. (We dispose of the corresponding small amounts of waste we currently create in our laboratory by delivery to a company permitted by the U.S. EPA and the State of Nevada to treat and dispose of hazardous wastes.) However, if we are able to begin mining operations, we may incur material costs in disposing of the waste thereby generated.

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

Other

We have entered into a letter of intent to acquire all the assets of Seen on Screen TV (“SSTV”) solely in exchange for its stock. Antoine Jarjour, the sole owner of SSTV, will become chief executive of the company and will own approximately 2/3 thirds of its common stock. Existing FLKR stockholders will retain the remaining 1/3. SSTV is a retailer that owns and operates a small chain of stores in Washington and a wholesaler that sells products to stores using that name but owned by others. On October 6, 2008 we entered into an asset purchase agreement with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to purchase certain assets from Mr. and Mrs. Jarjour in exchange for 17,000,000 post reverse split shares of common stock.  On November 13, 2008, we amended our articles of incorporation and changed our name from Franklin Lake Resources Inc. to Seen on Screen TV Inc. We also amended our articles of incorporation to increase our authorized capital to 200,000,000 shares comprised of 195,000,000 shares of common and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share.  On November 19, 2008, we amended the foregoing agreement to revise the list of assets to be acquired by us.  On January 10, 2010, we rescinded the asset purchase agreement we entered on October 6, 2008 as amended on November 19, 2008 with Antoine Jarjour and Roula Jarjour, husband and wife. Mr. and Mrs. Jarjour returned the 17,000,000 shares of common stock they received as consideration for the transaction. The transaction was rescinded as a result an inability to obtain an unqualified audit opinion after the conclusion of the transaction. We intend to review the entire relationship with Mr. and Mrs. Jajour in order to determine if there is an alternative way to proceed with a continuing business relationship with Mr. and Mrs. Jarjour.

ITEM 1A.                 RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                    PROPERTIES.

We hold interests in three properties, referred to as the Franklin Lake site, the Amargosa Facility (formerly known as the Farm), and the South San Francisco office.

Franklin Lake Site

Franklin Lake is a dry lake in Inyo County, California. The lake bed, called the “playa,” and the surrounding area is the ground on which the Company is conducting its exploration efforts. Most of the land in the area, and all of the land on which our current claims are located, is owned by the U.S. Government and managed by the Bureau of Land Management (“BLM”). In our annual report for Fiscal Year Ended October 31, 2000, we reported ownership of 408 placer claims, covering approximately 8,000 acres. The claims entitle us, subject to restrictions (including a requirement that we apply to various federal and state authorities for permission to undertake most of the specific activities that will be necessary for us to accomplish our purposes), to explore for precious metals and other minerals, and to extract them if we determine it would be feasible to do so. During the following year, we abandoned the 408 claims and, in association with seven other persons, immediately restaked substantially the area as covered by the 408 claims as 58 placer association claims. A claim is established by filing a document describing the land covered by the claim with the BLM and recording it with the county in which the land is located. Such filing and recording do not protect us against any other claim to the same land that may have been filed earlier or otherwise assure us that the claim is valid. We did not have a title search on the 408 claims and we have not had a title search on the placer association claims, nor have we obtained a legal opinion on the validity of our specific placer association claims.

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

“Gold and silver values have been reported in sediments of the playa and brines in underlying aquifers. Previous analytical methods which have produced significant values have been from non-certified laboratories or by using non-standard, proprietary methods or “black box” technology. To date, there has been no documented gold or silver production from the property. Assay and analytical results by standard repeatable methods have been negative or inconclusive.”

The summary further states:

“Naxos [FKLR’s predecessor] first acquired an interest in 1989. Prior to that time, the area had been held by different individuals and companies which reported varying amounts of gold, silver and platinum group metals in both brines and sediments. The results of their testing, with values exceeding 1 ounce per ton of both gold and silver, were most encouraging, however, analytical methods used to produce these high values were always non-standard. Between 1989 and 1998 Naxos carried out numerous exploration programs and funded considerable research in trying to determine if gold and silver were present and could be economically extracted from materials at Franklin Lake.”

And, the summary concludes: “No further work or expenditures are recommended for the Franklin Lake property.”

Exploration Difficulty and Change of Strategy

When new management took office early in the year 2000, it was generally aware of the company’s inability to meet its current obligations and its failure to find precious metals, but it was not aware of the poor reports it had received from engineering and assay firms. Recognizing the need for immediate action on both fronts, and in an attempt to gain the maximum benefit at the lowest cost, the new management decided to:

•	conduct all future exploration and sampling on the site internally;
•	limit the use of outside laboratories;
•	minimize the use of outside consultants; and
•	make a new determination of the areas of the property to explore and the sampling to be done,

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

During 2005, we also began to look into the possibility of using our facility as a toll station that is doing contract processing of material for other mining and exploration companies. We have been making incremental improvements to the equipment and the facility for several years and we believe we can provide this service effectively. In 2005, we obtained one contract for this service and received $4,585 for our work, but we have not done any similar business since then (nor have we made an effort to solicit such business), and we cannot predict whether we will be able to find a market for the service and to do it profitably.

The Amargosa Facility

The Amargosa facility, formerly referred to as the Farm, is located in Amargosa Valley, Nevada (approximately 7.5 miles from Franklin Lake) and is owned by Father Gregory Ofiesh, former CEO and a director. The portion used by the company covers 8 acres surrounded by a cyclone fence. It contains a warehouse type building, two operations buildings (including laboratory and pilot plant equipment), a garage, an office, and two mobile homes used as living quarters for persons working at the site. Until April 1, 2002, Father Ofiesh had allowed the Company limited use, primarily for storage, without charge. In the spring of 2002, in view of the expiration of the lease of our primary laboratory and pilot plant at Death Valley Junction and the acquisition of plant equipment from Xenolix, we determined that our equipment should be combined into one facility, and further determined that the Amargosa Facility would be an excellent location. (See “Item 12 - Certain Relationships and Related Transactions” below.)

We moved the equipment from the company’s previous facility at Death Valley Junction and the equipment acquired from Xenolix Technologies (located in Winslow, Arizona) to the facility and assembled it, along with the equipment already there, into a single processing facility. We believe that the plant we have assembled will allow us to process several tons of material a day.

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

ITEM 3.                    LEGAL PROCEEDINGS.

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the most recent quarter.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is currently quoted on the Pink Sheets As of October 31, 2008, we had 20,960,325 shares of common stock outstanding. There were 857 record owners and approximately 2,650 beneficial owners of our common shares.

The following tables set forth the high and low bid prices of our common stock for each of the periods indicated:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 8/1/2008 to 10/31/2008	$0.35	$0.0375
Third Quarter: 5/1/2008 to 7/31/2008	$0.44	$0.30
Second Quarter: 2/1/2008 to 4/30/2008	$0.45	$0.15
First Quarter: 11/1/2007 to 1/31/2008	$0.62	$0.15

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 8/1/2007 to 10/31/2007	$0.49	$0.15
Third Quarter: 5/1/2007 to 7/31/2007	$0.25	$0.15
Second Quarter: 2/1/2007 to 4/30/2007	$0.24	$0.12
First Quarter: 11/1/2006 to 1/31/2007	$0.25	$0.05

Dividend Policy

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. However, we have not paid any cash dividends since our inception, and it is highly unlikely that we will pay cash dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

The following securities were sold by officers of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that all such sales were made by our former president and our director, Fr. Ofiesh, in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

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

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect. The shares were offered and sold by our former CEO and a director, Fr. Gregory Ofiesh, who in doing so relied on exemptions from the broker-dealer registration requirements of the Exchange Act provided under Rule 3a4-1.

Father Ofiesh:

a.	Is not subject to a section 3(a)(39) disqualification;
b.	Is not compensated directly or indirectly on the basis of transactions; and
c.	Is not an associated person of any broker or dealer.

In each instance, Fr. Ofiesh’s handling of the stock transactions was strictly incidental to his primary duties as former CEO and a director, and has not involved participation in more than a single offering in any 12-month period.

				Number of
Date	Class	Amount	Price	Purchasers

April 2008	Common, $0.001 par value	1,087,500(1)	$0.10	1
April 2008	Common, $0.001 par value	1,838,080(2)	0.10	1

(1)	Issued for services
(2)	Pursuant to exercise of a warrant

ITEM 6.                    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended October 31, 2008.

Introduction

The Company is an exploratory stage mining company, that is, we have claims on land owned by the United States Government, but we have not proven that they contain precious metals having commercial value. Both internally and using independent laboratories, we have conducted numerous tests on the silica which has been the raw material on which our efforts have focused, but we have not been able to devise a process that will achieve our objectives. In our Report for the fiscal year ended October 31, 2005, we stated: “In our Report for fiscal year ended October 31, 2004, we said that if we were not successful by the end of the fiscal year ending October 31, 2005, it is likely that we would abandon our efforts with respect to this property. Whether we would do that or not, we may explore other alternatives, including filing claims on other property, entering into contracts with other businesses whose resources may be helpful to us, or using the Amargosa facility to do processing for third parties. Regardless which situation develops, as stated elsewhere in this Report, there can be no assurance that we will be successful and that we will be able to continue in business.” [quotation marks added above to define the quote from 2005 -- following paragraph added in 2006]

We were not successful by the end of the fiscal year ended October 31, 2005, nor have we been since then, nor have we pursued seriously any of the other options just described. In general, those alternatives seemed too expensive in view of our limited financial resources and/or too difficult in view or our limited personnel. Instead, we decided to continue our existing efforts. In this regard, although we have not yet been successful nor do we have any assurance that we ever will be, we were encouraged by informal comments to our officers and directors by Richard Kunter (a director and vice president - research and development). We have recently sent samples, larger than we have previously sent, to three independent laboratories for analysis. The results of these tests will probably play a major role in determining our future plans.

Results of Operations for Fiscal Year Ended October 31, 2008

With respect to the Company’s short term liquidity, our “Current Ratio” (current assets divided by current liabilities) as of October 31, 2008 was .40, compared with 1.4 as of October 31, 2007. The current ratio is a commonly used measure of a company’s liquidity. Our management believes, however, that with a company still in the exploratory stage, the ratio may not be as significant as with an ongoing business either in comparing the Company with others in the industry or comparing one period with another. In analyzing our liquidity, we look at actual dollars; we compare our cash on hand and other short-term assets with our bills payable and other short-term obligations. Since our only source of funds has been from the periodic sale of securities, when we determine that our short-term assets will not meet our current and anticipated obligations for a sufficient period of time, we must attempt to raise additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we may not be able to continue in business.

In terms of our long-term liquidity, we expect to continue to depend almost exclusively on equity financing until such time, if ever, as we are able to produce and sell precious metals in a quantity that will provide the needed funds.

At October 31, 2008, we had working capital in the amount of $(100,826), compared with $(206,775) at October 31, 2007.

During fiscal year 2008, the Company incurred mineral exploration costs of $132,737 (including depreciation and amortization of $2,604) on our Franklin Lake properties. During fiscal year 2007, we incurred such costs of $104,364 (including depreciation and amortization of $235). We cannot predict our exploration costs over the next twelve months, because of the uncertainty over our future activities.

During neither the fiscal year ended October 31, 2008, nor the prior year, did the Company have any revenue from operations. In 2005, it had revenue from operations of $4,585, all from operating the Amargosa facility as a toll station, processing material for other parties (See Plan of Operation for Fiscal Years 2006 - 2007.) This was the first year since the company’s inception that it had any revenue from operations.

The operating loss for fiscal year 2008 was $206,341 or $0.03 per share, compared to an operating loss of $351,043, or $0.05 per share, for the year 2007. The weighted average number of shares in the per-share calculations was 828,664 in fiscal year 2008, and 7,177,231 for 2007.

As of October 31, 2008, the Company’s cash balance was $41,114, compared to $33,688 on October 31, 2007.

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

Since our inception, we have funded our activities by issuing stock. Although we will continue periodically to seek external sources of funds, there can be no assurance that we will be able to raise sufficient capital to fund our operations. In the past two years, the company has raised a little over $292,558 through the issuance of new shares; 100 percent of that amount came directly from Father Ofiesh (see Finances, above). If we do raise equity capital, depending on the number of shares issued and the issue price of the shares, current shareholders’ interests may be diluted.

The Company’s consolidated financial statements were prepared on a going concern basis, which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals.

Plan of Operation for Fiscal Year 2008-2009

During the fiscal year ended October 31, 2008, the Company substantially completed its Amargosa facility and it is now ready to operate as a pilot plant to process material from the playa. It should also, possibly with minor modifications, be able to process other material for third parties.

As last year, we are continuing to search for another party or parties which will have financial resources or other assets, technology, and personnel complementary to ours, with which we can joint venture in order to increase our chances of being able to find and extract precious metals from the playa. During 2008, we were not successful in this effort and, because of financial, technical, and other difficulties, and there is no assurance that we will be successful in 2009.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                    FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
(Formerly Franklin Lake Resources, Inc.)
(An Exploration Stage Company)

October 31, 2008

INDEX

Report of Independent Auditors	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity (Deficit)	F-5 – F-7

Notes to the Financial Statements	F-8 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.) (An Exploration Stage Company) as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2008.  Seen on Screen’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the Company for the period from the date of inception on May 23, 1986 to October 31, 2008 were unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen on Screen TV, Inc. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MADSEN & ASSOCIATES CPA’S, INC.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

August 30, 2011

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	October 31,	October 31,
ASSETS	2008	2007
Current Assets:
Cash	$41,114	$33,688
Total Current Assets	41,114	33,688
Fixed Assets:
Office furniture & equipment	1,408	-
Plant equipment	10,600	4,700
Accumulated depreciation	(1,408)	(235)
Total Fixed Assets	10,600	4,465

Other Assets:
Reclamation bond- net of estimated reclamation costs	-	19,867
Water Rights	6,250	6,250
Total Other Assets	6,250	26,117

Total Assets	$57,964	$64,270

LIABILITIES & SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$3,836	$17,715
Deferred Gain on Sale of Equipment	-	11,940
Advances from Stockholders’	138,104	210,808
Total Current Liabilities	141,940	240,463

Total Liabilities	141,940	240,463

Stockholders’ Equity:
Preferred Stock, $.001 par value; authorized 5,000,000 shares;
no preferred shares outstanding	-	-
Common Stock, $.001 par value; authorized 195,000,000 shares;
7,213,898 issued and outstanding at October 31, 2007;
8,384,130 issued and outstanding at October 31, 2008	8,384	7,214
Additional Paid-In Capital	32,783,058	32,485,670
Accumulated Deficit	(32,875,418)	(32,669,077)
Total Stockholders’ deficit	(83,976)	(176,193)

Total Liabilities and Stockholders’ Deficit	$57,964	$64,270

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

			(Unaudited)
			Cumulative
			From Date of
			Inception on
	Year Ended		May 23, 1986
	October 31,		to October 31,
	2008	2007	2008

Revenues

Mineral processing fees	$-	$-	$4,585
Total Revenue	-	-	4,585
Expenses:
Mineral exploration costs	130,133	104,129	16,541,985
Depreciation/amortization expenses	2,604	235	3,723,083
General and administrative	118,616	254,572	11,533,013
Impairment of patents and
Intellectual property	-	-	1,162,792
Total Expenses	251,353	358,936	32,960,873
Other Income:
Gain(Loss) of sale of equipment	(1,540)	7,893	8,107
Gain on disposal of reclamation bond	39,052	-	39,052
Precious Metal Sales	7,500	-	33,711
Total Other Income	45,012	7,893	80,870
Net Loss	(206,341)	(351,043)	(32,875,418)
Weighted Average Shares
Common Stock Outstanding	8,286,611	7,177,231
Net Loss Per Common Share
(Basic and Fully Diluted)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

			(Unaudited)
			Cumulative from
			Inception
	October 31,	October 31,	(May 23,1986) to
	2008	2007	October 31, 2008
Cash Flows used in Operating Activities:
Net Loss	$(206,341)	$(351,043)	$(32,875,418)
Adjustments to reconcile net loss to net cash
Provided be operating activities:
Amortization / depreciation	2,604	235	3,723,083
Proceeds - Net book value of equipment ,licenses, properties sold / abandoned	-	-	2,621,265
Compensation expense from warrants issued	-	91,770	437,595
Gain(loss) on sale of plant equipment	1,540	(7,893)	(8,107)
Impairment of patents & Intellectual property	-	-	1,162,792
Contribution of capital for lease expense	6,000	6,000	13,000
Common stock issued for compensation, rent and expenses	43,500	-	883,863
Gain on disposal of Reclamation Bond	(39,052)		(39,052)
Changes to Operating Assets and Liabilities:
Increase in shareholders advances	43,500	87,000	130,500
(Increase) refund of reclamation bonds outstanding	-	-	(19,867)
Increase ( decrease) in accounts payable and accrued liabilities	(13,879)	7,569	3,836

Net cash used in operations	(162,128)	(166,362)	(23,966,510)

Cash Flows used by Investing Activities:
Purchases of plant & equipment	(27,219)	(4,700)	(911,998)
Sale of plant equipment	5,000	-	55,000
Disposal of Reclamation Bond	58,919	-	58,919
Disposal (Acquisition) of water rights	-	-	(6,250)
Acquisition of mineral properties	-	-	(2,152,077)

Total Cash Flows Provided by (used) in Investing Activities	36,700	(4,700)	(2,956,406)

Cash Flows from Financing Activities:
Common stock issued for cash	-	25,000	23,991,611
Loan proceeds	-	-	2,202,407
Common stock issued for exercise of warrants	60,000	20,000	80,000
Advances (repayments) from officers/directors/affiliates	72,854	123,808	690,012

Cash Flows Provided by Financing Activities	132,854	168,808	26,964,030

Net Increase (Decrease) in Cash	7,426	(2,254)	41,114

Cash at Beginning of Period	33,688	35,942	-

Cash at End of Period	$41,114	$33,688	$41,114

Supplemental disclosure of cash flow information:
Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078
Supplemental Non-Cash Financing Activities:
Contribution of capital for lease expense	6,000	6,000	13,000
Deferred gain - asset sale	-	-	-
Common Stock issued for compensation, rent and officers advances	232,558	-	1,035,745
Common Stock issued for licenses	-	-	136,080
Common Stock issued for subsidiary acquisition-mineral properties & equipment	-	-	2,286,576
Common Stock issued for mineral properties	-	-	1,198,075
Common Stock issued for equipment	-	-	1,297,718
Common Stock issued to acquire Xenolix assets net of $25,000 expensed $1,162,792 Xenolix patents and technologies $109,978 capitalized as equipment	-	-	1,272,790
Cancellation of shares issued to Xenolix	-	-	-
Equipment returned to satisfy debt , payables	-	-	1,299,872
Interest Paid	-	-	68,851
Income Taxes Paid	-	-	4,078

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the years ended December 31, 2008 and 2007
(Unaudited for the period from date of inspection on May 23, 1986 to October 31, 2002)

		Common
	Common	Stock	Paid-In	Accumulated	Total
	Stock	Amount	Capital	Deficit	Equity
	Shares	$	$	$	$
May 1986 common stock issued for cash at .25 per share	162,000	162	40,878		41,040
Net Loss from inception to October 31, 1986	-	-	-	(7,380)	(7,380)

Fiscal 1987 common stock issued for cash at .38 per share	102,500	102	39,038	-	39,140
Net Loss for the year ended October 31, 1987	-	-	-	(49,050)	(49,050)

Fiscal 1988 common stock issued for cash at .50 per share	15,000	15	7,455	-	7,470
Net Loss for the year ended October 31, 1988	-	-	-	(17,156)	(17,156)

Fiscal 1989 common stock issued for cash at 1.65 per share	187,633	188	308,553	-	308,741

Fiscal 1989 common stock issued for mineral property; 1.15 per share	30,000	30	34,395	-	34,425
Net Loss for the year ended October 31, 1989	-	-	-	(210,686)	(210,686)

Fiscal 1990 common stock issued for cash at 5.48 per share	194,726	195	1,166,635	-	1,166,830

Fiscal 1990 common stock issued for mineral property; 1.16 per share	40,000	40	46,400	-	46,440

Fiscal 1990 common stock issued for services at 30.54 per share	2,401	2	73,313	-	73,315
Net Loss for the year ended October 31, 1990	-	-	-	(2,372,808)	(2,372,808)

Fiscal 1991 common stock issued for cash at 3.60 per share	275,903	276	994,700	-	994,976

Fiscal 1991 common stock issued for mineral property; 9.16 per share	16,500	17	151,059	-	151,076

Fiscal 1991 common stock issued for debt payment at 4.04 per share	78,924	79	318,691	-	318,770
Net Loss for the year ended October 31, 1991	-	-	-	(578,573)	(578,573)

Fiscal 1992 common stock issued for cash at 5.09 per share	195,864	196	996,469	-	996,665

Fiscal 1992 common stock issued for mineral property; 6.96 per share	87,648	88	610,381	-	610,469

Fiscal 1992 common stock issued for license at 3.40 per share	40,000	40	136,040	-	136,080
Net Loss for the year ended October 31, 1992	-	-	-	(1,153,009)	(1,153,009)

Fiscal 1993 common stock issued for subsidiary at 9.04 per share	276,741	276	2,221,550	-	2,221,826
Net Loss for the year ended October 31, 1993	-	-	-	(1,430,936)	(1,430,936)

Fiscal 1994 common stock issued for cash at 10.65 per share	339,400	339	3,613,155	-	3,613,494

Fiscal 1994 common stock issued for subsidiary at 25.90 per share	2,500	3	64,747	-	64,750

Fiscal 1994 common stock issued for director at 8.32 per share	25,000	25	208,100	-	208,125
Net Loss for the year ended October 31, 1994	-	-	-	(2,435,290)	(2,435,290)

Fiscal 1995 common stock issued for cash at 14.30 per share	208,359	208	2,979,872	-	2,980,080

Fiscal 1995 common stock issued for mineral property; 15.40 per share	23,100	23	355,642	-	355,665

Fiscal 1995 common stock issued for equipment at 16.58 per share	1,800	2	29,833	-	29,835
Net Loss for the year ended October 31, 1995	-	-	-	(2,706,126)	(2,706,126)

Fiscal 1996 common stock issued for cash at 14.23 per share	316,024	316	4,496,619	-	4,496,935

Fiscal 1996 common stock issued for equipment at 40.94 per share	30,970	31	1,267,852	-	1,267,883
Net Loss for the year ended October 31, 1996	-	-	-	(3,898,191)	(3,898,191)

Fiscal 1997 common stock issued for cash at 16.13 per share	270,608	271	4,365,253	-	4,365,524
Net Loss for the year ended October 31, 1997	-	-	-	(5,255,324)	(5,255,324)

Fiscal 1998 common stock issued for cash at 18.28 per share	198,928	199	3,636,543	-	3,636,742

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the years ended December 31, 2008 and 2007
(Unaudited for the period from date of inspection on May 23, 1986 to October 31, 2002)

		Common
	Common	Stock	Paid-In	Accumulated	Total
	Stock	Amount	Capital	Deficit	Equity
	Shares	$	$	$	$
Fiscal 1998 common stock issued pursuant to an anti-dilution agreement	24,444	24	-24	-	-
Net Loss for the year ended October 31, 1998	-	-	-	(5,966,623)	(5,966,623)

Fiscal 1999 common stock issued for cash at 5.44 per share	24,060	24	130,879	-	130,903
Net Loss for the year ended October 31, 1999	-	-	-	(1,623,785)	(1,623,785)

Fiscal 2000 common stock issued for cash at .65 per share	375,800	376	245,164	-	245,540

Fiscal 2000 common stock issued for payables at .97 per share	55,000	55	53,136	-	53,191
Net Loss for the year ended October 31, 2000	-	-	-	(785,920)	(785,920)

Fiscal 2001 capital contribution for shares previously paid for	-	-	17,531	-	17,531

Fiscal 2001 common stock issued for debt at .82 per share	47,500	48	38,986	-	39,034
Net Loss for the year ended October 31, 2001	-	-	-	(320,797)	(320,797)

January 17, 2002; common stock issued for loans advanced in 2001
of 100,000 and cash of 50,000 in 2002 at .25 per share	600,000	600	149,400	-	150,000

February 27, 2002; common stock issued for cash at .25 per share	120,000	120	29,880	-	30,000

March 15, 2002; common stock issued for compensation , rent expenses and
cash advances valued at .25 per share	2,000,000	2,000	498,000	-	500,000

March 23, 2002; common stock issued for cash at .25 per share	400,000	400	99,600	-	100,000

March 25, 2002; common stock for payables at .64 per share	2,000	2	1,270	-	1,272

April 8, 2002; common stock issued in connection with Xenolix
Asset Acquisition; valued at 1.08 per share	1,201,657	1,201	1,296,589	-	1,297,790

April 8, 2002; common stock issued in connection with Lounsbury
claims consolidation valued at .63 per share	102,500	102	64,473	-	64,575

September 9, 2002; common stock issued for cash at .25 per share	80,000	80	19,920	-	20,000
Net Loss for the year ended October 31, 2002	-	-	-	(1,782,473)	(1,782,473)

November 1, 2002, commons stock issued for cash at .35 per share	857,143	857	299,143	-	300,000

January 22, 2003 exercise of warrants at .25 per share	200,000	200	49,800	-	50,000

March 26, 2003 common stock issued for cash at .35 per share	71,429	71	24,929	-	25,000
Net Loss for the year ended October 31, 2003	-	-	-	(349,781)	(349,781)

Cancellation of common stock to Xenetix	(601,657)	(602)	602	-	-

July 20, 2004 common stock issued for cash at .10 per share	250,000	250	24,750	-	25,000

July 20, 2004 common stock issued for compensation, rent and cash advance	1,751,570	1,752	173,405	-	175,157

October 29, 2004 common stock issued for compensation, rent and cash
advance at .10 per share	1,130,000	1,130	11,870	-	13,000
Net (loss) for year				(345,424)	(345,424)

January 31, 2005 common stock issued for cash at .10 per share	750,000	750	74,250	-	75,000

January 31, 2005 common stock issued for compensation and rent	217,500	218	21,532	-	21,750

April 30, 2005 common stock issued for cash at .10 per share	250,000	250	24,750	-	25,000

April 30, 2005 common stock issued for compensation and rent	217,500	217	21,533	-	21,750

The accompanying notes are an integral part of these financial statements

SEEN ON SCREEN TV INC.
(formerly FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the years ended December 31, 2008 and 2007
(Unaudited for the period from date of inspection on May 23, 1986 to October 31, 2002)

		Common
	Common	Stock	Paid-In	Accumulated	Total
	Stock	Amount	Capital	Deficit	Equity
	Shares	$	$	$	$
July 31, 2005 common stock issued for cash at .10 per share	500,000	500	49,500	-	50,000

July 31, 2005 common stock issued for compensation and rent at .10 per share	217,500	218	21,532	-	21,750

October 31, 2005 common stock issued for cash at .10 per share	620,000	620	61,380	-	62,000

October 31, 2005 common stock issued for

Share-based compensation expense			226,200		226,200

compensation and rent at .10 per share	217,500	217	21,533	-	21,750
Net (loss) for period				(550,945)	(550,945)

Balances at October 31, 2005	14,803,975	14,803	31,914,686	(31,840,277)	89,212

January 31, 2006 common stock issued for cash at .10 per share	602,000	602	59,598		60,200

January 31, 2006 common stock issued for services at .10 per share	217,500	218	21,532		21,750

April 30, 2006 common stock issued for cash at .10 per share	910,000	910	90,090		91,000

April 30, 2006 common stock issued for services at .10 per share	217,500	218	21,532		21,750

July 31, 2006 common stock issued for services at .10 per share	217,500	218	21,532		21,750

October 25, 2006 common stock issued for cash at .13 per share	230,770	230	29,770		30,000

October 31, 2006 common stock issued for cash at .10 per share	318,000	318	31,482		31,800

October 31, 2006 common stock issued for services at .10 per share	217,500	217	21,533		21,750

Share-based compensation expense			119,625		119,625

Capital contributed by officer			1,000		1,000
Net (loss) for period				(477,757)	(477,757)

Balances at October 31, 2006	17,734,745	17,734	32,332,380	(32,318,034)	32,080

Share Consolidation	(10,640,847)	(10,640)	10,640		-

cash at 0.625 per share	40,000	40	24,960		25,000

Stock based compensation			91,770		91,770

February 26, 2007 common stock issued for exercise of warrants
at 0.25 per share	80,000	80	19,920		20,000

Capital contributed by Officer			6,000		6,000
Net (loss) for period				(351,043)	(351,043)

Balances at October 31, 2007	7,213,898	7,214	32,485,670	(32,669,077)	(176,193)

April 2008, common stock issued for services at 0.25 per share	435,000	435	108,315		108,750

April 2008, common stock issued for exercise of warrants at 0.25 per share	735,232	735	183,073		183,808

Capital contributed by Officer			6,000		6,000
Net (loss) for period				(206,341)	(206,341)

Balances at October 31, 2008	8,384,130	8,384	32,783,058	(32,875,418)	(83,976)

The accompanying notes are an integral part of these financial statements

1. HISTORY

The company was originally incorporated as “Naxos Resources Ltd.” (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with its principal place of business in Vancouver. In the year 2000, the Company moved its executive and administrative offices to South San Francisco, California, USA, effectively ending its business connections with Canada.

On October 15, 2001, the shareholders approved the redomiciliation of the Company to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was “continued” as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company’s legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company’s shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

The Company is in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. The Company’s principal property consists of 58 placer association claims, covering approximately 8,000 acres, at Franklin Lake, near Death Valley Junction, California, on land owned by the United States Government and managed by the Bureau of Land Management.

The Company is an exploration stage company.

2. BASIS OF PRESENTATION

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

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company had posted the reclamation bond in the amount of $58,919 to cover the costs of remediation on the company’s BLM properties. The company had estimated in prior periods that the future remediation costs would be $39,052 and reduced the amount of the bond from $58,919 to $19,819.  In October of 2008, the Company received the proceeds of $58,919 from the bond and was not subject to any remediation costs.

(e)   Basic and Dilutive Net Income (Loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares outstanding in accordance with General Accepting Accounting Principles.  Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

(f)   Comprehensive Income

The Company includes foreign currency translation adjustments, reported separately in its Statement of Stockholders’ Equity, in other comprehensive income. Such amounts are immaterial and have not been reported separately. The Company had no other forms of comprehensive income since inception.

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

(h)   Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On October 31, 2008, the Company had net operating losses to be carried forward in the amounts of approximately $32,875,418. The tax benefit of approximately $4,934,531 at October 31, 2008 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2008 through 2027.

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

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the twelve months period ended of October 31, 2008, the Company has the following share transactions.

1.
The Company issued 735,232 shares of common stock pursuant to the exercise of share purchase warrants for cash in the amount of $.25 per share. These shares were issued to an officer /shareholder of the company.

2.	The Company issued 435,000 shares of common stock at a price of $0.25 per share to the same officer/shareholder for service rendered to the Company
3.
On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 for 5 reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted to the beginning of the reporting periods presented.

5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report, the Company received management services, office space (including supplies and customary office services), and the use of land and buildings for its testing and production facility from its president.  All such items are payable only in shares of Company stock, not in cash and, pursuant to agreement; they are valued at a total of $7,250 per month for a total of $87,000 for the year ended of October 31, 2008 and 2007.

	2008	2007
Balances at beginning of year	$210,808	$-
Management fees at $4,000 per month	48,000	48,000
Corporate office rent, supplies, and overhead at $2,000 per month	24,000	24,000
Test plant rental at $1,250 per month	15,000	15,000
Cash advance	72,854
Share subscripted for warrants exercised, (shown as advances on the Balance Sheet)	60,000	123,808
Less: shares issued for warrants exercised and services at $0.10 per share	(292,558)	-
Total for fiscal year	$138,104	$210,808

5. RELATED PARTY TRANSACTIONS AND OPERATING LEASES (continued)

The Company also leases most of the equipment in the Amargosa facility from its president for $1.00 per month.  He purchased the equipment from the Company during year end October 31, 2006 total price of $50,000, with an agreement to lease it back to the Company for $1.00 per month through March 31, 2008.  The items of equipment covered by this transaction includes all the equipment at the facility as of July 31, 2006, except the large Lyden dryer; nor does it include equipment, having a book value of approximately $4,700, acquired since that date.

6. STOCK OPTIONS & WARRANTS

The Company granted stock options to two employees as consideration for their past services and as an incentive for future services.  All options were vested immediately and are exercisable at a price equal to the fair market value on the date of the grant. At October 31, 2007, there were 1,769,230 options outstanding, all expiring on March 4, 2009, and that number remained unchanged at October 31, 2008.

The Company has granted warrants to investors, including its president, as an incentive to purchase its shares and also to its president as consideration for management services and for rent and related services.  At October 31, 2007, it had 2,700,000 warrants outstanding. As at January 31, 2007, each of such expiration dates was extended for one year, that is, to the respective corresponding date in 2008.  At October 31, 2008, the warrants were all expired.

Share purchase warrants transactions were as follows:

	# of warrants	Ex. Price	Expiration date
Issued- January 31, 2006	327,800	0.25	1/31/2008
Issued- April 30, 2006	451,000	0.25	4/30/2008
Issued- July 31, 2006	87,000	0.25	7/31/2008
Issued- October 31, 2006	214,200	0.25	10/31/2008
Balance as of October 31, 2007	1,080,000	0.25
Warrants exercised	(735,232)	0.25
Warrants expired	(344,768)	0.25
Total outstanding as of October 31, 2008	-

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

Utilizing the Black Scholes option-pricing model, the share based compensation expense for the year ended October 31, 2008 and 2007; the amount was $ nil and $91,770, respectively.

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

In November 2005, the Company made a determination that MR3 had not met its obligations under the agreement, and it sent a letter to MR3 in which it terminated the agreement.  On November 21, 2005 management sent a letter to MR3 in which the Company terminated the agreement. As of October 31, 2008, MR3 has not given the Company any notice that it disagrees with any of the facts or conclusions in the letter or that it disputed the termination.

8.  PURCHASE OF WATER RIGHTS (RESTATED)

In May of 2006, the Company purchased water rights in Nevada to assist in the operations of test plant facility.  These rights allow the Company to draw 2.5 acre feet of water annually from a well located on the property.  The Company paid $6,250 for these water rights and has determined that the water rights should be treated as an intangible asset and subject to impairment testing by management.  As of October 31, 2008, the Company tested these water rights for impairment and determined that no impairment was necessary.

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

Statement of Operations
		Restatement
Account	Originally reported	Adjustment	Restated
Mineral exploration costs	$16,458,168	$(10,089)	$16,448,079
General and administrative	$11,345,906	$96,749	$11,442,655
Gain on sale of equipment	$9,647	$3,390	$13,037
Net Loss	$32,647,553	$83,270	$32,730,823

Cash Flows Statement
	Originally	Restatement
Account	reported	Adjustment	Restated
Net Loss	$(32,647,553)	$(83,270)	$(32,730,823)
Gain on sale of equipment	$(9,647)	$(3,390)	$(13,037)
Rent contributed to capital	$1,500	$7,000	$8,500
Stock based compensation	$410,399	$27,196	$437,595
Common stock issued for compensation, rent and expenses	$839,823	$540	$840,363
(Increase) decrease in advances from officer/shareholder	$249,058	$(140,308)	$108,750
Increase (decrease) in accounts payable and accrued liabilities	$4,773	$7,924	$12,697
Cash Flows used in Operating Activities	$(23,666,327)	$(184,308)	$(23,850,635)
Common stock issued for exercise of warrants	$-	$20,000	$20,000
Advances (repayments) from officers/directors/affiliates	$514,350	$162,808	$677,158
Cash Flows from Financing Activities	$26,708,368	$182,808	$26,891,176

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

c)
On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 for 5 reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented. 2 for 5 reverse split, there will be approximately 8,384,130 shares of common stock outstanding.

d)
On October 6, 2008 the Company entered into an asset purchase agreement with Antoine Jarjour and Roula Jarjour, husband and wife, to acquire all assets of seen on Screen, LLC for the issuance of 17,000,000 shares of the company. On January 10, 2010 the Company rescinded this agreement.

e)
On April 6, 2010 the Company entered into stock purchase agreement and plan of reorganization with Antoine Jarjour and Roula Jarjour, husband and wife, wherein the company agree to acquire all of the ownership units of Seen on Screen TV, LLC in exchange for 17,000,000 restricted shares of common stock. The effective date of the Agreement was November 1, 2008.

f)	In Conjunction with the acquisition of Seen on Screen TV, Inc. the Company has changed its fiscal year end to December 31.

g)	(i)	In the year end December 31, 2009, the company issued 4,000,000 restricted shares for a gross proceed of $200,000.
(ii)
In the year end December 31, 2010, the company issued 17,000,000 restricted shares to the shareholders of the unit of Seen on Screen TV, LLC. Further the Company issued 615,000 restricted shares for gross proceed of $61,500.

(iii)	During the first quarter of 2011, the Company issued 2,272,279 restricted shares for the gross proceed of $159,000.
(iv)	During the third quarter of 2011, the Company issued 1,425,000 restricted shares for gross proceed of $57,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of  disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer has concluded that the Company’s disclosure controls and procedures are not effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles.

As of the date of this report, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal controls that occurred during the reported period covered by this report that has materially effected, or is reasonably to effect, the Company’s internal controls over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.                 OTHER INFORMATION.

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)	SERVICE BEGAN

Antoine Jarjour	56	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	46	Vice President and Director	November 2008
George Jarjour	24	Chief Operating Officer and Director	November 2008
Charles Carrafoli	63	Director	February 2008
Father Gregory Ofiesh	76	Director	March 2001

Note: The full board, with the exception of Father Ofiesh, who is our former President and CEO, act as the audit committee, the compensation committee, and the governance committee.

ANTOINE “TONY” JARJOUR, has been our CEO and Chairman since November 2008.  He  served as the President, Principal Executive Officer, Treasurer, Principal Financial Officer and Acting Principal Accounting Officer at Seen On Screen TV, Inc. He served as a director of Seen On Screen TV, Inc. prior to Reverse Merger with Seen On Screen TV, LLC since October 2008. Since 2008, Mr. Jarjour is the Officer for the GNS Group, Inc.  GNS Group, Inc. is a WA corporation He earned a B.A. Degree in Business Administration in 1977 and a Masters in Business Administration in 1982.

ROULA JARJOUR has been our Vice President and a member of the Board of Directors since November 2008. Ms. Jarjour has been Secretary of The GNS Group Inc. since July 2006. Since 2000, Ms. Jarjour has been the General Manager of several retail stores in the Seattle area. She has been a Director of The GNS Group Inc. since July 2006. She serves as a Director of Seen On Screen TV, LLC. Ms. Jarjour served as a Director of Seen On Screen TV, Inc.  Ms. Jarjour holds a Bachelor of Arts degree in literature.

GEORGE JARJOUR has been our Chief Operating Officer for Seen on Screen TV, Inc. since November 2008. He has been working for almost 8 years as sales associate at the stores. He graduated for the University of Washington in 2010.

CHARLES CARRAFOLI has been a Director since February 2008. From September 1988 to October 2005, he was the President for So St Back Store Inc. From June 1988 to October 2005, he was the President for Mayflower Service Center Inc.  From June 2004 to October 2005, he was President for Stevens the Florist Inc.

FATHER GREGORY OFIESH, has been a director since 2001. From 2001 to 2008, he was our president, chief executive officer, and acting chief financial officer. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San Francisco, California, on January 1, 2001. Prior to his retirement, he was dean of the San Francisco Bay Area Orthodox Clergy, and now serves as dean emeritus of that group. On average, Fr. Ofiesh devotes about 20 hours per week to our affairs.

To the Company’s knowledge, it is not owned or controlled, directly or indirectly, by another corporation or any foreign government.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 to this report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

ITEM 11.                  EXECUTIVE COMPENSATION.

The Company does not have any formal plans or standard arrangements to compensate its directors for their services as directors, other than the occasional granting of stock options. No options have been awarded during the past three years and no options were outstanding at the end of the fiscal year.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during our three most recent fiscal years.

Summary Compensation Table
						Non-Equity	Non-
						Incentive	qualified	All
						Plan	Deferred	Other
				Stock	Option	Compen	Compen	Compen
Name and Principal		Salary	Bonus	Awards	Awards	sation	sation	sation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Antoine Jarjour	2008	0	0	0	0	0	0	0	0
President, CEO, CFO	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Roula Jarjour	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

George Jarjour	2008	0	0	0	0	0	0	0	0
Chief Operating Officer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Father Gregory Ofiesh	2008	48,000	0	0	0	0	0	0	48,000
Former President &	2007	48,000	0	0	0	0	0	0	48,000
Principal Executive Officer	2006	0	0	0	0	0	0	0	0

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2008 or 2007 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Antoine Jarjour	0	0	0	0	0	0	0

Roula Jarjour	0	0	0	0	0	0	0

George Jarjour	0	0	0	0	0	0	0

Charles Carrafoli	0	0	0	0	0	0	0

Father Gregory Ofiesh	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 31, 2008, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company’s chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

Stockholder	Shares Owned		Percent of Class *

Antoine Jarjour	0		0%

Roula Jarjour	0		0%

George Jarjour	0		0%

Charles Carrafoli	0		0%

Father Gregory Ofiesh	14,641,570	(1)	62.6%

Common Officers and Directors as a Group	14,641,570		62.6%

*	Assuming exercise of all outstanding warrants and options
(1)	Fr. Ofiesh is a director; ownership includes 2,408,080 shares for full consideration given and 1,161,920 shares for which he has warrants to purchase. Shares adjusted for 2:5 split.

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

Stock Options Outstanding - Directors & Officers
As of October 31, 2008
		Number of
Expiration Date	Exercise Price	Common Shares
March 4, 2009	$0.13	1,769,230
TOTAL		1,769,230

Warrants Outstanding - Directors & Officers
As of October 31, 2008

Expiration Date	Exercise Price	Number of Shares
1-31-08	$0.10	0
4-30-08	$0.10	408,920
7-31-08	$0.10	217,500
10-31-08	$0.10	535,500
TOTAL:		1,161,920

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Office Space

The Company’s executive and administrative offices are located in a building owned by Father Ofiesh at 172 Starlite Street, South San Francisco, California. Fr. Ofiesh provided the office space free of charge until February 1, 2001, when we began paying a monthly rental fee. Our current arrangement with Fr. Ofiesh is a month-to-month rental at the rate of $2,000 per month, payable not in cash, but only in shares of company stock; the space includes utilities, janitorial service and some clerical assistance. Either party may terminate the agreement on 30 days notice to the other.

The board of directors determined that the proposed lease arrangement with Father Ofiesh was favorable to the Company, particularly with respect to the payment of rent with stock instead of cash, and unanimously approved the transaction, with Father Ofiesh abstaining from the vote.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal accounting firm was Madsen and Associates, CPAs, Inc. For the fiscal year ended October 31, 2008, we paid fees to that firm as shown in the following table:

Year Ended
October 31, 2008

Audit and Quarterly Review Fees	$14,800
Audit-related Fees	0
Tax Fees	0
All Other Fees	0
Total Fees	$14,800

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are incorporated into this Form 10-K Annual Report:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-KSB	2/4/2002	3.1

3.2	Bylaws.	10-KSB	2/4/2002	3.2

3.3	Articles of Domestication.	10-KSB	2/4/2002	3.3

10.1	Asset Purchase Agreement.				X

10.2	Rescission Agreement.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of August, 2011.

SEEN ON SCREEN TV, INC.
Formerly, Franklin Lake Resources, Inc.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	August 31, 2011
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	August 31, 2011
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	August 31, 2011
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	August 31, 2011
Charles Carrafoli

_______________________________	Member of the Board of Directors	August ___, 2011
Father Gregory Ofiesh

-  -

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-KSB	2/4/2002	3.1

3.2	Bylaws.	10-KSB	2/4/2002	3.2

3.3	Articles of Domestication.	10-KSB	2/4/2002	3.3

10.1	Asset Purchase Agreement.				X

10.2	Rescission Agreement.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X