Form 10-Q
period 2009-01-31
SEEN ON SCREEN TV INC.
filed 2012-03-28
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

425-367-4668
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 25,384,000 as of June 30, 2009.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
(An Exploration Stage Company)
Notes to Financial Statements

January 31, 2009
(unaudited)

INDEX

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 – F-8

Seen on Screen TV, Inc.
Balance Sheet
January 31, 2009 and January 31, 2008

	1/31/2009	1/31/2008
Assets
Current Assets
Cash and Cash Equivalents	$20,545	$30,816
Accounts Receivable	4,742
Inventory	545,872
Security Deposits	2,045
Total Current Assets	573,204	30,816

Fixed Assets
Equipment	12,629	21,319
Accumulated depreciation	(1,408)	(886)
Total fixed assets	11,221	20,433

Other Assets
Water Rights	6,250	6,250
Reclamation bond	-	19,867
Total Other Assets	6,250	26,117

Total Assets	$590,675	$77,366

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts Payable and accrued liabilities	$296,712	$12,697
Deferred Gain on Sales of Equipment		$8,550
Advances from Stockholders	360,749	292,558
Total Current Liabilities	657,461	313,805
Total Liabilities	657,461	313,805

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 25,384,000 issued and outstanding at January 31, 2009	25,384	18,034

Additional paid in capital	32,810,840	32,476,350
Accumulated deficit	(32,903,011)	(32,730,823)
Total Shareholder’s Equity	(66,786)	(236,439)

Total Liabilities and Shareholder’s Equity	$590,675	77,366

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months ended January 31, 2009 and 2008

	1/31/09	1/31/08

Income
Sales	$392,003	$-
Store rent and payroll	227,558
Purchases	148,604
Total Cost of Goods Sold	376,162

Gross Profit (loss)	15,840

Expenses
Mineral Exploration Costs		36,227
Depreciation and Amortization Expenses		651
General and Administrative	37,594	28,258
Intellectual Property
Total Expenses	37,594	65,136
Other Income
Gain (Loss) on sale of equipment		3,390
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	-	3,390

Net Loss	$(21,754)	$(68,526)

Interest expense	5,840

Net Income (loss)	$(27,594)	$(68,526)

Weighted Average Common Stock Outstanding	25,384,000	18,037,745
Net Loss per Common Share	(0.0011)	(0.0038)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Cash Flows
For the 3 months ended January 31, 2009 and January 31, 2008

	1/31/2009	1/31/2008
	$	$
Cash Flows From Operating Activities
Net Loss	(27,594)	(206,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	2,604
Gain (loss) on sale of plant equipment	-	1,540
Contribution of capital for lease expense		6,000
Common stock issued for equipment	-	43,500
Gain on disposal of Reclamation Bond		(39,052)
Increases in Shareholders advances	-	43,500
Increase in accounts receivable	4,742
		-
Changes in operating assets and liabilities:		-
Increase in inventory	(72,279)	-
Increase in accounts payable and accrued liabilities	-	(13,879)

Net Cash Used in Operating Activities	(95,131)	(162,128)

Cash Flows used by Investing Activities
Purchase of plant and equipment		(27,219)
Sale of plant equipment		5,000
Disposal of Reclamation Bond		58,919

Total Cash Flows Provided by (used) in Investing Activities	-	36,700

Cash Flows from Financing Activities
Common Stock issued for cash
Loan proceeds
Common Stock issued for exercise of warrants		60,000
Advances (repayments) from officers/directors/affiliates	74,562	72,854

Cash Flows Provided by Financing Activities	74,562	132,854

Net Increase (Decrease) in Cash	(20,569)	7,426

Increase in Cash and Cash Equivalents, Beginning	41,114	33,688

Increase in Cash and Cash Equivalents, End	$20,545	$41,114

Supplemental Disclosures
Contribution of capital for lease expense		6,000
Common stock issued for compensation, rent, and officers advances		232,558
Common stock issued for unit of SOS TV LLC	17,000,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2009

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. As of November, 2008 has changed to a retail store operation under the name Seen On Screen TV, Inc., SONT.

2.  BASIS OF PRESENTATION

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2009

3.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(g)           Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not, that such tax benefit will not be realized. On October 31, 2008, the Company had net operating losses to be carried forward in the amounts of approximately $32,896,871. The tax benefit of approximately $4,934,531 at October 31, 2008 has been fully offset by a valuation reserve because the use of the future benefit is doubtful since the Company has not generated taxable income since inception. The net operating loss expires starting 2008 through 2027.

--

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2009

3.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2009

5.  RELATED PARTY TRANSACTIONS AND OPERATING LEASES

During the periods covered by this report the Company rented office space in Everett, Washington from a company owned by stockholders Roula and Antoine Jarjour at $2,000 per month. There is no formal lease at this time.

6.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through additional sales of the Company’s common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The Company is reorganizing the location and operating procedures for its stores to improve its profit margins. By the end of April the Company will have three stores in Florida, two stores in California, and one in Washington.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

7.  SUBSEQUENT EVENTS

a)	On March 19, 2009, Franklin Lake Resources Inc. (“FKLR”) underwent a corporate name change to “Seen on Screen TV” (“SONT”) and changed its year end to December 31.

b)	On March 19, 2009, the Company amended the number of authorized shares and the par value as follows:
i)	5,000,000 shares of preferred, $0.001 par value per share
ii)	195,000,000 shares of common stock, $0.001 par value per share.

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2009

7.  SUBSEQUENT EVENTS (continued)

d)
On April 6, 2010 the Company entered into stock purchase agreement and plan of reorganization with Antoine Jarjour and Roula Jarjour, husband and wife, wherein the company agree to acquire all of the ownership units of Seen on Screen TV, LLC in exchange for 17,000,000 restricted shares of common stock. The effective date of the Agreement was November 1, 2008.

e)            The Company has incurred lease costs for its retail stores of:

2009	$200,648
2010	219,530
2011	42,441

   There are no long term leases in effect at January 31, 2009.

8.  EXECUTIVE COMPENSATION

The Company does not have any formal plans or standard arrangements to compensate its directors for their services as directors, other than the occasional granting of stock options. No options have been awarded during the past three years and no options were outstanding at the end of the fiscal year.

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the three months covered by this report.

Antoine Jarjour	$45,000
Roula Jarjour	36,000
George Jarjour	20,000
Kamal Alawas	30,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We were originally incorporated as “Naxos Resources Ltd.” (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with our principal place of business in Vancouver. In  2000,  we moved our executive and administrative offices to South San Francisco, California, USA, effectively ending its business connections with Canada.

On October 15, 2001, the our shareholders approved the change of our domicile to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending our legal ties to Canada. On January 9, 2002, we changed our name to Franklin Lake Resources Inc.  At the same time, we reverse split our common shares on the basis of one new share for each ten shares and received a new trading symbol - FKLR.

We were in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. As of November  2008 we changed our business purpose to a retail store operation under the name Seen On Screen TV, Inc., SONT.

On October 6, 2008 we entered into an asset purchase agreement with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to purchase certain assets from Mr. and Mrs. Jarjour in exchange for 17,000,000 post reverse split shares of common stock.

            On November 19, 2008, we amended the foregoing agreement to revise the list of assets to be acquired by us.

On November 12, 2008, we reverse split our common stock on the basis of 2 shares for each 5 shares of common stock outstanding. Prior to the reverse split, we had 20,960,325 shares of common stock outstanding. After the reverse split we will have 8,384,130 shares of common stock outstanding, each with a par value of $0.001 per share. Outstanding certificates will be exchanged for new certificates reflecting the post reverse split shares of common stock. Preferred shares were not affected. We have no shares of preferred stock outstanding at this time.

            On November 13, 2008, we amended our articles of incorporation and changed our name from Franklin Lake Resources Inc. to Seen on Screen TV Inc. We also amended our articles of incorporation to increase our authorized capital to 200,000,000 shares comprised of 195,000,000 shares of common and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share.

Our financial information for the period ended January 31, 2009 reflected our new retail store operations and the acquisition of assets from Antoine and Roula Jarjour.  As a result of the change in business direction and the acquisition of assets our balance sheet reflects an increase in total assets from $77,366 at January 31, 2008 to $90,675 at January 31, 2009; and increase in total liabilities from $313,805 at January 31, 2008 to $657,461 at January 31, 2009; and a decrease in shareholder deficit from $236,439 at January 31, 2008 to $66,786 at January 31, 2009.   For the period ending January 31, 2008, we did not generate any revenues while we were engaged in the mining business.  For the period ending January 31,  2009 we generated gross sales of $392,003 with cost of goods sold of $376,162 resulting in a gross profit of $15,840.  We incurred expenses of $37,594 resulting in a net loss of $27,594.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no changes in the Company’s internal controls that occurred during the reported period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of March, 2012.

SEEN ON SCREEN TV INC.

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