Form 10-Q
period 2009-04-30
SEEN ON SCREEN TV INC.
filed 2012-04-10
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

425-367-4668
(Registrant’s telephone number, including area code)

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 25,384,000 as of April 30, 2009.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(formerly, FRANKLIN LAKE RESOURCES, INC.)
Notes to Financial Statements

April 30, 2009
(unaudited)

INDEX

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 – F-7

Seen on Screen TV, Inc.
Balance Sheet
April 30, 2009 and April 30, 2008

	4/30/2009	4/30/2008
Assets
Current Assets
Cash and Cash Equivalents	$12,992	$28,616
Accounts Receivable	10,886
Inventory	541,081
Security Deposits	2,045
Total Current Assets	567,004	28,616

Fixed Assets
Equipment	2,029	21,319
Accumulated depreciation	-	(1,537)
Total fixed assets	2,029	19,782

Other Assets
Water Rights	-	6,250
Reclamation bond	-	19,867
Total Other Assets	-	26,117

Total Assets	$569,033	$74,515

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$485,792	$4,720
Deferred Gain on Sales of Equipment		$5,700
Advances from Stockholders	203,419	56,280
Total Current Liabilities	689,211	66,700
Total Liabilities	689,211	66,700

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 25,384,000 issued and outstanding at April 30, 2009	25,384	20,960
Additional paid in capital	32,810,840	32,767,482
Accumulated deficit	(32,956,402)	(32,780,627)
Total Shareholder’s Equity	(120,178)	7,815

Total Liabilities and Shareholders Equity	$569,033	$74,515

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months ended April 30, 2009 and 2008

	3 months ended		6 months ended
	4/30/2009	4/30/2008	4/30/2009	4/30/2008

Income
Sales	$315,084	$7,500	$772,775	$7,500
Store rent and payroll	146,495		330,843
Cost of Goods Sold	159,750		377,718
Total cost of sales	306,245	-	708,562	-
Gross Profit (loss)	$8,839	7,500	$64,213	$7,500

Expenses
Mineral Exploration Costs		35,548	-	71,773
Depreciation and Amortization Expenses		651	-	1,302
General and Administrative	154,512	23,955	265,915	58,109
Intellectual Property
Total Expenses	154,512	60,154	265,915	131,184
Other Income
Gain (Loss) on sale of equipment	(27,637)	2,850	(27,637)	5,700
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	(27,637)	2,850	(27,637)	5,700
Total Expenses	182,149	57,304	293,552	125,484

Net Loss	$(173,310)	$(49,804)	$(229,339)	$(117,984)

Interest expense	8,250	-	7,985	-

Net Income (loss)	$(181,560)	$(49,804)	$(221,354)	$(117,984)

Weighted Average Common Stock Outstanding	25,384,000	18,037,745	18,037,745	18,037,745
Net Loss per Common Share	(0.0072)	(0.0028)	(0.0123)	(0.0065)

The accompanying notes are an integral part of these statements

Seen on Screen TV, Inc.
Statement of Cash Flows
For the 6 months ending April 30, 2009 and April 30, 2008

	4/30/2009	4/30/2008
	$	$
Cash Flows From Operating Activities
Net Loss	(193,717)	(112,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	1,302
Gain (loss) on sale of plant equipment	(27,637)	(5,700)
Rent Contributed to Capital		3,000
Common stock issued for equipment	-	43,500
Increase in Security Deposits	(2,045)
Increases in Shareholders advances	65,315
Increase in accounts receivable	(10,866)
		-
Changes in operating assets and liabilities:		-
Increase in inventory	(541,081)	-
Increase in accounts payable and accrued liabilities	481,956	(12,995)

Net Cash Used in Operating Activities	(228,075)	(82,983)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	(16,619)
Sale of plant equipment		-
Disposal of Reclamation Bond		-

Total Cash Flows Provided by (used) in Investing Activities	-	(16,619)

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	199,953
Loan proceeds
Common Stock issued for exercise of warrants		-
Advances (repayments) from officers/directors/affiliates	-	94,530

Cash Flows Provided by Financing Activities	199,953	94,530

Net Increase (Decrease) in Cash	(28,122)	(5,072)

Increase in Cash and Cash Equivalents, Beginning	41,114	33,688

Increase in Cash and Cash Equivalents, End	$12,992	$28,616

Supplemental Disclosures
Contribution of capital for lease expense		6,000
Common stock issued for compensation, rent, and officers advances		232,558
Common stock issued for unit of SOS TV LLC		17,000

The accompanying notes are an integral part of these statements

Seen on Screen TV, Inc.
Notes to the Financial Statements

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. As of November, 2008 has changed to a retail store operation under the name Seen On Screen TV, Inc. SONT

2. BASIS OF PRESENTATION

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

Seen on Screen TV, Inc.
Notes to the Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Seen on Screen TV, Inc.
Notes to the Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

6. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through additional sales of the Company’s common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The Company is reorganizing the location and operating procedures for its stores to improve its profit margins. By the end of April the Company will have three stores in Florida, two stores in Florida, and one in Washington.

Seen on Screen TV, Inc.
Notes to the Financial Statements

6. GOING CONCERN (continued)

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

e)		The Company has incurred lease costs for its retail stores of:
		2009 2010 2011	$200,648 $219,520 $ 42,441

There are no long term leases in effect at April 30, 2009.

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

Antoine Jarjour	$45,000
Roula Jarjour	$36,000
George Jarjour	$20,000
Kamal Alawas	$30,000

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We were originally incorporated as “Naxos Resources Ltd.” (“Naxos”) in British Columbia under the Canada Business Corporations Act on May 23, 1986, with our principal place of business in Vancouver. In 2000, we moved our executive and administrative offices to South San Francisco, California, USA, effectively ending our business connections with Canada.

On October 15, 2001, our shareholders approved the change of our domicile to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and we were “continued” as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending our legal ties to Canada. On January 9, 2002, we changed our name to Franklin Lake Resources Inc. At the same time, we reverse split our common shares on the basis of one new share for each ten shares outstanding.

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

On November 12, 2008, we reverse split our common stock on the basis of 2 shares for each 5 shares of common stock outstanding. Prior to the reverse split, we had 20,960,325 shares of common stock outstanding. After the reverse split we had 8,384,130 shares of common stock outstanding, par value of $0.001 per share. Preferred shares were not affected.

On November 13, 2008, we amended our articles of incorporation and changed our name from Franklin Lake Resources Inc. to Seen on Screen TV Inc. We also amended our articles of incorporation to increase our authorized capital to 200,000,000 shares comprised of 195,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value of $0.001 per share.

Our financial information for the period ended April 30, 2009 reflected our new retail store operations and the acquisition of assets from Antoine and Roula Jarjour. As a result of the change in business direction and the acquisition of assets our balance sheet reflected an increase in total assets from $74,515 at April 30, 2008 to $569,033 at April 30, 2009; and increase in total liabilities from $66,700 at April 30, 2008 to $689,211 at April 30, 2009; and a decrease in shareholder equity from $7,815 at April 30, 2008 to a deficit of $120,178 at April 30, 2009. For the three month period ending April 30, 2008, we reflected gross sales of $7,500. For the period ending April 30, 2009 we generated gross sales of $315,084; store rent and payroll of $146,495; and cost of goods sold of $159,750 culminating in total cost of sales of $306,245 and a resulting in a gross profit of $8,839. We incurred total expenses of $182,149 resulting in a net loss of $181,560.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There was no changes in the Company’s internal controls that occurred during the reported period covered by this report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of April, 2012.

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