Form 10-Q
period 2009-07-31
SEEN ON SCREEN TV INC.
filed 2012-04-30
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

July 31, 2009
(unaudited)

INDEX

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 – F-8

Seen on Screen TV, Inc.
Balance Sheet
July 31, 2009 and July 31, 2008

	7/31/2009	7/31/09
Assets
Current Assets
Cash and Cash Equivalents	$16,667	$947
Accounts Receivable	21,658
Inventory	459,898
Security Deposits	2,045
Total Current Assets	500,268	947

Fixed Assets
Equipment	2,029	21,319
Accumulated depreciation	-	(2,188)
Total fixed assets	2,029	19,131

Other Assets
Water Rights	-	6,250
Reclamation bond	-	19,867
Total Other Assets	-	26,117

Total Assets	$502,296	$46,195

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts Payable and accrued liabilities	$585,814	$6,600
Deferred Gain on Sales of Equipment		$2,850
Advances from Stockholders	198,353	97,694
Total Current Liabilities	784,167	107,144
Total Liabilities	784,167	107,144

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 25,384,000 issued and outstanding at April 30, 2009	25,384	8,384

Additional paid in capital	32,810,840	32,781,558
Accumulated deficit	(33,118,096)	(32,850,891)
Total Shareholder’s Equity	(281,872)	(60,949)

Total Liabilities and Shareholder’s Equity	$502,296	$46,195

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months ended April 30, 2009 and 2008

	3 months ended		9 months ended
	31-Jul-09	7/31/08	7/31/09	7/31/08

Income
Sales	$268,544	$-	$975,631	$7,500
Store rent and payroll	243,228		727,788
Cost of Goods Sold	134,222		442,577
Total cost of sales	377,450	-	1,170,365	-
Gross Profit (loss)	$(108,905)	$-	$(194,733)	$7,500

Expenses
Mineral Exploration Costs		32,918	-	104,692
Depreciation and Amortization Expenses		651	-	1,953
General and Administrative	40,729	39,546	229,900	91,759
Intellectual Property
Total Expenses	40,729	73,115	229,900	198,404
Other Income
Gain (Loss) on sale of equipment	-	2,850	27,637	9,090
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	-	2,850	27,637	9,090
Total Expenses	40,729	70,265	202,263	189,314

Net Income (Loss)	$(149,634)	$(70,265)	$(396,996)	$(181,814)

Interest expense	12,058	-	26,149	-

Net Income (loss)	$(161,692)	$(70,265)	$(370,847)	$(181,814)

Weighted Average Common Stock Outstanding	18,037,745	8,384,130	18,037,745	7,133,898
Net Loss per Common Share	(0.0090)	(0.0084)	(0.0206)	(0.0255)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc
Statement of Cash Flows
For the 9 months ending July 31, 2009 and July 31, 2008

	7/31/2009	7/31/2008
	$	$
Cash Flows From Operating Activities
Net Loss	(369,847)	(181,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	1,953
Gain (loss) on sale of plant equipment	(27,637)	(9,090)
Rent Contributed to Capital		4,500
Common stock issued for equipment	-	43,500
Increase in Security Deposits	(2,045)
Increases in Shareholders advances	(60,249)	21,750
Increase in accounts receivable	(21,868)
		-
Changes in operating assets and liabilities:		-
Increase in inventory	(459,898)	-
Increase in accounts payable and accrued liabilities	748,144	(11,115)

Net Cash Used in Operating Activities	(193,400)	(130,316)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	(16,619)
Sale of plant equipment		-
Disposal of Reclamation Bond		-

Total Cash Flows Provided by (used) in Investing Activities	-	(16,619)

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	199,953
Loan proceeds
Common Stock issued for exercise of warrants		60,000
Advances (repayments) from officers/directors/affiliates	-	54,194

Cash Flows Provided by Financing Activities	199,953	114,194

Net Increase (Decrease) in Cash	6,553	(32,741)

Increase in Cash and Cash Equivalents, Beginning	41,114	33,688

Increase in Cash and Cash Equivalents, End	$47,667	$947

Supplemental Disclosures
Contribution of capital for lease expense		4,500
Common stock issued for compensation, rent, and officers advances		232,558
Common stock issued for unit of SOS TV LLC	17,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
July 31, 2009

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
July 31, 2009

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
July 31, 2009

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
July 31, 2009

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
July 31, 2009

7.   SUBSEQUENT EVENTS (continued)

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

Our financial information for the period ended July 31, 2009 reflected our new retail store operations and the acquisition of assets from Antoine and Roula Jarjour. As a result of the change in business direction and the acquisition of assets our balance sheet reflected an increase in total assets from $46,195 at July 31, 2008 to $502,296 at July 31, 2009; and increase in total liabilities from $107,144 at July 31, 2008 to $784,167 at July 31, 2009; and a decrease in shareholder equity from $60,949 at July 31, 2008 to a deficit of $281,872 at July 31, 2009. For the three month period ending July 31, 2008, we reflected gross sales of $0. For the period ending July 31, 2009 we generated gross sales of $268,544; store rent and payroll of $243,228; and cost of goods sold of $134,222 culminating in total cost of sales of $377,450 and a resulting in a gross profit(loss) of $(108,905). We incurred total expenses of $40,729 resulting in a net loss of $161,692.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of April, 2012.

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