Form 10-K
period 2009-10-31
SEEN ON SCREEN TV INC.
filed 2012-07-05
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended October 31, 2009

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada
(State of Incorporation)

4017 Colby Avenue
Everett, Washington 98201
(Address of Principal Executive Offices, including zip code.)

(425) 367-4668
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   YES [   ]     NO [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (* 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2009:  $1,881,889.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date, as of October 31, 2009, total outstanding common shares was: 26,884,130 shares

PART I

ITEM 1.          BUSINESS.

Our History

Seen on Screen TV Inc. (“Company,” “we,” “us,” or  “Seen on Screen”), formerly Franklin Lake Resources Inc., a Nevada corporation, was an exploration stage mining company with no ore reserves or mining operations. Our activities up to October 31, 2008, had been limited to searching for material to extract precious minerals from and designing a process for profitable extraction.

On October 6, 2008, we entered into an asset purchase agreement with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to purchase certain assets from Mr. and Mrs. Jarjour in exchange for 17,000,000 post-reverse split shares of common stock.

On November 1, 2008, we changed our business activity from the mining business to selling products in our retail stores located throughout the United States.  We have one retail store in the state of Washington; three retail stores in the state of Florida; and, one retail store in State of California.

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

On January 10, 2010, we rescinded the asset purchase agreement we entered on October 6, 2008, as amended.  Mr. and Mrs. Jarjour returned the 17,000,000 shares of common stock they received as consideration for the transaction. The transaction was rescinded as a result an inability to obtain an unqualified audit opinion after the conclusion of the transaction.

On April 6, 2010, we entered into a Stock Purchase Agreement and Plan of Reorganization with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to acquired all of the ownership units of Seen on Screen TV LLC, a Washington Limited Liability Corporation, in exchange for 17,000,000 restricted shares of common stock. The effective date of the Agreement was November 1, 2008.

Our Business Model

We offer a selection of products to our customers that have been previously marketed via infomercials on various cable and TV stations across the nation.  Generally marketing through infomercials provides intense marketing of a product over a short period of time, from four weeks to six months. The infomercial requires the customer to write down a phone number, pick up the phone and dial a call center to take the consumer’s orders.  The call centers have fulfillment centers package and ship the orders to the consumers.

The consumer is greeted by professional telemarketer frequently seeking to increase the order.  The consumer can be induced to spending significant additional funds.  Consumers fear that their phone number will be supplied or sold to other telemarketers.  The call center requires that the consumer provides private financial information, including: credit card, including the CVV number from the back of the credit card; mailing address; delivery address; and, telephone numbers.  All the information a credit card thief needs steal thousands of dollars. Many consumers will not order from infomercial call centers.

We believe we provide a secure setting with the same or similar products in a retail setting.  We, further, believe that the initial marketing of these products has created impressions in consumer’s minds, which allows us to benefit from the previous marketing strategy.  Our customers appreciate they can see, touch and feel our products.  They are able to determine if the product meets their need.  We purchase products we believe will sell in our stores, on Amazon, through our website and through the Tyler Gifts catalog.

Our strategy is to create a ‘virtuous spiral’ of retail stores, our on-line store, and our own in-house marketing production.  Our in-house marketing will produce infomercials to solicit direct response from the consumer.  We believe we can use these infomercial to drive traffic to our on-line store and to our retail stores.

We acquire our products, after the initial infomercial marketing period has ended.  This occurs when the products has stopped being profitable, the sale of product slows and the inventory becomes available to us through various sources, including the original manufactures and marketers.  We will market our products through retail stores located in shopping malls.

We have a limited business model, our retail stores will be located in shopping malls providing consistent foot traffic and walk-in business.  The familiarity of the “As Seen on Screen TV” will attracts consumers from a wide range of income brackets and life stages to see the actual products they have seen on infomercials.  We plan to feature well known products in our window displays to entice the consumer to enter the store.  A consumer may enter to laugh at a Snuggy, and purchase a SalaFresh and purse size LED flashlight while in the stock.    Our products will be competitively priced.  We believe business model creates the perfect opportunity for impulse and “throw away” buying.

Our retail stores will be conveniently located small-box stores.  The store size, design and location requires minimal initial capital investment and low maintenance expenditures. Our typical locations involve a modest, no-frills space, which helps keep our rental and other fixed overhead costs relatively low.  Our plan is to operate with a minimal staff and keep operating low cost until the stores operate profitability.

We have produced two in-house infomercials, the Salad Fresh and the Bresh Toothbrush. In these infomercials we did the minimum to test the market and how well these products will do.

We are currently working on producing new infomercials for Tee-time, Spin and Store, and Forever Flashlight . These items are very hot items that we want to introduce. Our plan is to go big and do as much infomercials we can to expand in our business. Therefore, we need to raise more money to do more infomercials and to open more stores in the near future.

We maintain our website to serve our customers that prefer to shop on-line.

Our Growth Strategy

We believe we have the right strategy capitalize on the opportunities afforded by our business model. We believe we will continue to have opportunities to drive growth through sales, expanding our operating profit.

Our Merchandise

Our products are generally personal and household use items that can be carried from the store or shipped via USPS or parcel delivery on normal schedules.  We sell items that enhance convenience or lifestyle.  We do not sell industrial products or food items.  We do not sell perishable items of any sort.  We market the following products that have been advertised on Infomercials via cable and broadcast television stations.

*	FAST BRITE - An amazing cleaner for the headlights of cars
*	Simoniz Fix it Pen - A Pen to remove scratches from cars
*	Total Pillow - A flexible and versatile travel pillow
*	Potty Patch - A indoor grass patch for dogs to use the bathroom indoors

*	Irenew - A magnetic bracelet to improve posture, health and flexibility
*	Style Snaps - A great device to hem your pants instantly
*	Eggies - Be able to cook a hardboiled egg without the shell!
*	Salad Fresh - An easy to use on the go salad shaker, this product was marketed, manufactured, and distributed in house.

Our Retail Stores

The average store has approximately 1,600 square feet of selling space and is operated by a store manager, an assistant store manager and 1 or more sales clerks.  At the end on 2011, our total store count included five retail stores.  Our retail stores are located shopping centers.  Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering.  We plan to open 5 stores in 2012 and 7 in 2013.

Our Customers

Our customers vary with the location of our stores.  Generally, we sell to the middle class and our customers tend to the 35-55 age bracket.  The demographic of the shopping mall in which we are located also determines the consumers we attract.  Our target market is value oriented malls which create a stream of general shoppers as opposed to targeted clothing malls.  We focus on general category malls with stores like JC Penney, Macy’s and/or Nordstrom.  Customers who make purchases at our retail stores are often making impulse purchases.  Our retail stores are not destination retail establishments, therefore, our customers can be inconsistent in the off season. During the fourth quarter, the winter holiday season, we are become a destination establishment.  To attract new and retain existing customers, we continue to focus on product quality and selection, in-stock levels and pricing, improved store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

We purchase our merchandise from several sources, including the original marketing company.  These are called “patent products.”  Patent Products are usually covered by various patents owned by the original inventor and/or marketing company.  We, also, acquire similar products, i.e. generic products, from others who have created these generic products serving the same niche as the Patent Products.  The generic products are significantly varied not to violate the rights of the Patent Products.  Lastly, we source products that are generic.  Our management has experience in sourcing these products.  There are a limited number of manufacturers of this type of product.  We believe our management has long-standing relations with the manufacturers, their representatives, and distributors, which will lead to sourcing of marketable products.

In addition, we source products from any of several “Product Shows” each year.  At these Product Shows, we are able to meet directly with suppliers, representative and find cutting edge new products.  Inventors and promoters frequent these shows with new products.  We believe are may be able to acquire exclusive rights to products in this way.

Inventory in our stores varies on a regular basis.  We believe we determine demand for a given products.  In addition, some products may be in short supply if the market for a product is hot.  If this occurs, we will reorder inventory quickly, if the product is backorder, we may miss the market.  We are cognizant the product may only be popular for a few weeks.  It is our goal to turn our inventories quickly to avoid carrying costs.

Distribution, Transportation and Inventory Management

Our products flows through distributions centers and are delivered to our stores by third-party firms.  We believe that there remains opportunity to improve our inventory turn-over.

Seasonality

Our business is seasonal to a certain extent. Generally, our highest sales volume occurs in the fourth quarter, which includes the Christmas selling season, and the lowest occurs in the first quarter. In addition, our quarterly results can be affected by the timing of certain holidays.  In addition, we carry merchandise during our fourth quarter that we do not carry during the rest of the year, such as gift sets, holiday decorations, certain baking items, and a broader assortment of toys and candy.

Our Competition

We operate in the basic discount consumer goods market, which is highly competitive with respect to price, store location, merchandise quality, assortment and presentation, in-stock consistency, and customer service. We compete with discount stores and with many other retailers, Walgreens, Rite-Aids, and local general drug stores.  In some cases our competition comes from big box stores, such as Wal-Mart, or Bed Bath and Beyond, among others.  These retailers may carry a specific product at its peak, however they quickly discontinue and dump inventory.  Almost all of our competitors have greater financial, distribution, marketing and other resources than we do.

We differentiate ourselves from other forms of retailing by offering consistently low prices in a convenient, small-store format. We believe that our prices are competitive due in part to our low cost operating structure and the relatively limited assortment of products offered.

Our Employees

As of October 31, 2009, we employed approximately 18 full-time and 25 part-time employees.  We currently are not a party to any collective bargaining agreements.

Available Information

Our Web site address is www.ontelevision.com.  We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

We currently do not own any property.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the most recent quarter.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “SONT.”  The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

2009	High Bid	Low Bid
Fourth Quarter:8/1/2009 to 10/31/2009	$0.110	$0.060
Third Quarter: 5/1/2009 to 7/31/2009	$0.140	$0.060
Second Quarter: 2/1/2009 to 4/30/2009	$0.250	$0.040
First Quarter: 11/1/2008 to 1/31/2009	$0.150	$0.037

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 8/1/2008 to 10/31/2008	$0.350	$0.0375
Third Quarter: 5/1/2008 to 7/31/2008	$0.440	$0.3000
Second Quarter: 2/1/2008 to 4/30/2008	$0.450	$0.1500
First Quarter: 11/1/2007 to 1/31/2008	$0.620	$0.1500

Holders

At October 31, 2009, there were 21,208,857 shares of our common stock outstanding. Our shares of common stock are held by approximately 863 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company in the fourth quarter of 2009.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance. The Company intends to adopt an equity compensation plan in which its directors, officers, employees and consultants shall be eligible to participate. However, no formal steps have been taken as of the date of this Report to adopt such a plan.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

We have recently changed our focus of business from mining exploration to operating retail sales stores and a website sales. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate a significant increase in sales in order to fund our operating activities. The going concern opinion has been issued because we have incurred losses since inception and has not yet been successful in establishing profitable operations.

We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Results of Operations

For the year ended December 31, 2011, the Company generated gross revenues of $1,229,082; gross profits of $656,589; and a net loss of $496,936.  Our net loss was primarily a result of salaries and wages of $628,878 and rent of $345,017.  The balance of our expenses 118,274 comprised of advertising, travel, insurance, telephone, taxes, professional fees, and general administrative expenses.   We also suffered a loss of $27,637 on the sale of equipment.   This was compared to a net loss of $206,341 when we were still operating as a mining company.

Milestones

Our goal for the next twelve months is to concentrate on increasing sales of our products and reducing our operating costs.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance this year since we are in a start-up phase of operations. We have generated a limited amount of revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to be able to attract customers and generate increased revenues. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity

Since changing the focus of our business from mining to retail sales, we have generated limited cumulative revenues of $1,229,082.  We are considered in the start-up stage of our operations.

In order to meet our needs for cash, we sold, 1,500,000 shares of common stock in 2009, and raised $75,000.

Our common stock currently does not trade, having been delisted from the Bulletin Board as a result of failing to maintain current reporting with the SEC.  We are endeavoring to bring our reporting current with the hope that our common stock will once again trade on the Bulletin Board.  There is no assurance that our common stock will ever trade anywhere.

As of December 31, 2011, we had current assets of $451,195 comprised of inventory, equipment and security deposits.   We had liabilities of $880,625 comprised of accounts payable, accrued salaries and rent and loans from stockholders of $294,891.  Our total shareholder’s deficit was $429,430.

Seasonality Results

We do expect to experience seasonality in our fourth quarter as a result of Christmas sales.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 1 to our audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Inventory

Inventories consist of merchandise that is ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, the Company determined that no reserves were necessary.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of five years. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Impairment of Long-Lived Assets and Other Intangible Assets

We evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on our financial position and results of operations. For all periods presented, we determined that no impairment charges were incurred.

Revenue Recognition

Overview

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require us to make judgments, assumptions and estimates based upon current information and historical experience.

The Company markets its products direct to customers and has developed retail pricing for all revenue generating products.   In addition the Company may mark-down prices on an individual case basis for non rotating items that stays for more than 90 days

Advertising and Marketing Costs

The company expenses advertising and marketing costs as they are incurred.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 0 and 0 of potentially dilutive options, warrants and convertible debt instruments at October 31, 2009 and 2008, respectively.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
(An Exploration Stage Company)

October 31, 2009

To the Board of Directors and
Stockholders of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.
(An Exploration Stage Company)

I have audited the accompanying balance sheets of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.) (An Exploration Stage Company) as of October 31, 2009, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2009. The financial statements of the Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.)(an Exploration Stage Company) as of October 31, 2008 were audited by other auditors whose report dated August 30, 2011 expressed and unqualified opinion on those statements. Seen on Screen's management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen on Screen TV, Inc. as of October 31, 2009, and the results of its operations and its cash flows for the year ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

FRED HACKMAN, CPA

Fred Hackman

Renton, Washington
June 7, 2012

Seen on Screen TV, Inc.
Balance Sheet
October 31, 2009 and December 31, 2008

	10/31/2009	10/31/08
Assets
Current Assets
Cash and Cash Equivalents	$(22,306)	$41,114
Accounts Receivable	-	-
Inventory	469,427	-
Security Deposits	2,045	-
Total Current Assets	449,166	41,114

Fixed Assets
Equipment	2,029	12,008
Accumulated depreciation	-	(1,408)
Total fixed assets	2,029	10,600

Other Assets
Water Rights	-	6,250
Reclamation bond	-
Total Other Assets	-	6,250

Total Assets	$451,195	$57,964

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$244,961	$3,836
Accrued salaries and rent	$340,773
Advances from Stockholders	294,891	138,104
Total Current Liabilities	880,625	141,940
Total Liabilities	880,625	141,940

Preferred stock, authorized: 5,000,000 shares: par
value $.001, no preferred shares outstanding
Common stock, $.001 par value; authorized
195,000,000 shares; 26,884,000 issued and
outstanding at October 31, 2009	26,884	8,384
Additional paid in capital	32,916,040	32,783,058
Accumulated deficit	(33,372,354)	(32,875,418)
Total Shareholder’s Equity	(429,430)	(83,976)

Total Liabilities and Shareholders’ Equity	$451,195	$57,964

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the years ended October 31, 2009 and 2008

	year ended
	10/31/09	10/31/08
Income
Sales	$1,229,082	$-
Cost of Goods Sold	572,492	130,133
Total cost of sales	572,492	130,133
Gross Profit (loss)	$656,589	$(130,133)

Expenses
Salaries and Wages	628,878	-
Advertising	8,067	-
Travel	18,309	-
Rent	345,017	-
Insurance	4,660	-
Telephone	14,813	-
Taxes	7,409	-
Professional fees	32,574	-
Other	-	-
Mineral Exploration Costs
Depreciation and Amortization Expenses		2,604
General and Administrative	32,442	118,616
Intellectual Property
Total Expenses	1,092,169	121,220
Other Income
Gain (Loss) on sale of equipment	(27,637)	(1,540)
Gain on disposal of reclamation bond		39,052
Precious metal sales		7,500
Total Other Income	(27,637)	45,012
Total Expenses	1,119,806	76,208

Net Loss	$(463,216)	$(206,341)
Interest expense	33,720	-
Net Income (loss)	$(496,936)	$(206,341)
Weighted Average Common Stock Outstanding	25,384,000	8,286,611
Net Loss per Common Share	(0.02)	(0.02)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the year ended December 31, 2009

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	$	Stock Shrs	Stock $	Paid in Capital	Deficit	$

Balance - October 31, 2008			8,384,130	8,384	32,783,058	(32,875,418)	(83,976)

Stock Sold for Cash			1,500,000	1,500	73,500		73,500
							-
Stock issued for SOS TV Inc			17,000,000	17,000	59,482	-	59,482

Net Loss						(496,936)	(496,936)
Balance - October 31, 2009			26,884,130	26,884	32,916,040	(33,372,354)	(447,930)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Cash Flows
For the years ending October 31, 2009 and October 31, 2008

	10/31/2009	10/31/2008
	$	$
Cash Flows From Operating Activities
Net Loss	(496,936)	(206,341)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization / depreciation	-	2,604
Gain (loss) on sale of plant equipment		1,540
Rent Contributed to Capital		6,000
Common stock issued for equipment	-	43,500
Increase in Security Deposits	(2,045)
Increases in Shareholders advances	472,785	43,500
Gain on disposal of Reclamation Bond	-	(39,052)
		-
Changes in operating assets and liabilities:		-
Increase in inventory	(469,426)	-
Increase in accounts payable and accrued liabilities	265,899	(13,879)
Net Cash Used in Operating Activities	(229,723)	(162,128)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	(27,219)
Sale of plant equipment	8,571	5,000
Sale of water rights	6,250	58,919
Total Cash Flows Provided by (used) in Investing Activities	14,821	36,700

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	76,482
Common Stock issued for exercise of warrants		60,000
Common Stock issued for cash	75,000	-
Advances (repayments) from officers/directors/affiliates	-	72,854

Cash Flows Provided by Financing Activities	151,482	132,854
Net Increase (Decrease) in Cash	(63,420)	7,426
Cash at beginning of period	41,114	33,688
Cash at end of period	$(22,306)	$41,114
Supplemental Disclosures
Contribution of capital for lease expense		6,000
Common stock issued for compensation, rent, and officers advances		232,558
Common stock issued for unit of SOS TV LLC	17,000
Common stock issued for cash	1,500

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
October 31, 2009

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth, and, if warranted, developing sites for possible development. As of November, 2008 has been a retail operation under the name Seen On Screen TV, Inc. SONT

2.     BASIS OF PRESENTATION

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
October 31, 2009

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

(h)      Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
October 31, 2009

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

1.
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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
October 31, 2009

6.     GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through additional sales of the Company’s common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The Company is reorganizing the location and operating procedures of its stores to improve is profit margins. The Company has one store in Florida, one store in Oregon and one store in Washington as of May 31, 2012. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

d)	The company has incurred lease costs for its retail stores of:
2009	$200,648
2010	219,530
2011	42,441

There are no long term leases in effect after December 31, 2008.

8.     EXECUTIVE COMPENSATION

The Company does not have any formal plans or standard arrangements to compensate its directors for their services as directors, other than the occasional granting of stock options. No options have been awarded during the past three years and no options were outstanding at the end of the fiscal year.

The following table sets forth a summary of compensation accrued to each of our officers and directors on a monthly basis.
Antoine Jarjour	$15,000 per month
Roula Jarjour	12,000 per month
George Jarjour	5,000 per month

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9B.       OTHER INFORMATION.

None.

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	56	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	46	Vice President and Director	November 2008
George Jarjour	24	Chief Operating Officer and Director	November 2008
Charles Carrafoli	63	Director	February 2008
Father Gregory Ofiesh	76	Director	March 2001

[1]        The board acts as the audit committee, the compensation committee, and the governance committee.

Antoine Jarjour - President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

Since November 2008, Mr. Jarjour has been our president, principal executive officer, secretary, treasurer, principal accounting officer, principal financial officer and chairman of our board of directors.  In addition to his duties as an officer and director, Mr. Jarjour is responsible for ordering products, managing wholesale orders, representing the company at trade shows, and seeking out new products.  Since 2006, Mr. Jarjour has been the  secretary and a member of the board of directors of The GNS Group Inc. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide. In addition to his duties as The GNS Group’s secretary and a member of the board of directors, his responsibilities include searching for and evaluating new products and representing The GNS Group Inc. at all public functions. From 1992 to 2004, Mr. Jarjour was president, secretary, treasurer and the sole member of the board of directors of Meary, Inc.  Meary, Inc., a Washington corporation, was engaged in the business of wholesale and retail sales popular products such as personal, sports, kitchen, kids, and pet products. In addition to his duties as president, secretary, treasurer, and a director, Mr. Jarjour was responsible for ordering products, managing wholesale orders, representing the company at trade shows, and seeking out new products.

Roula Jarjour - Vice President and Director

Since November 2008, Mrs. Jarjour has been our vice president and a member of the board of directors.  Since 2006, Mrs. Jarjour has been the president of The GNS Group Inc. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide. In addition to her duties as the president and a director, she is responsible for the overall business operations of The GNS Group Inc. In addition, Ms. Jarjour attends trade shows, negotiates contracts, and seeks new business opportunities for The GNS Group Inc..

George Jarjour - Chief Operating Officer

Since November 2008, Mr. Jarjour has been our chief operating officer.  Since 2006, Mr. Jarjour has been the vice president of The GNS Group Inc.  The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide.  In addition to his duties as our vice-president, Mr. Jarjour’s responsibilities include selling, marketing, promoting products, and managing day-to-day operations for The GNS Group Inc.

Charles Carrafoli – Director

Since February 2008, Mr. Carrafoli has been a member of our board of directors. From September 1988 to October 2005, Mr. Carrafoli was the President for So St Back Store Inc. From June 1988 to October 2005, he was the President for Mayflower Service Center Inc.  From June 2004 to October 2005, Mr. Carrafoli was President for Stevens the Florist Inc.

Father Gregory Ofiesh – Director

Since 2001, Father Ofiesh has been a member of our board of directors. From 2001 to 2008, he was our president, chief executive officer, and acting chief financial officer. After 42 years as an Orthodox priest, Father Ofiesh retired as Pastor of St. Nicholas Orthodox Church, San Francisco, California, on January 1, 2001. Prior to his retirement, he was dean of the San Francisco Bay Area Orthodox Clergy, and now serves as dean emeritus of that group. On average, Fr. Ofiesh devotes about 20 hours per week to our affairs.

Disclosure of Family Relationships.

There are no family relationships between any of the officers, directors, persons nominated or beneficial owners of more than five percent (5%) of any class of the issuer’s equity securities, other than Antoine Jarjour is the husband of Roula Jarjour and the father of George Jarjour; Roula Jarjour is the wife of Antoine Jarjour and the mother of George Jarjour; and, George Jarjour is the son of Antoine Jarjour and the son of Roula Jarjour.

To our knowledge, we are not owned or controlled, directly or indirectly, by another corporation or any foreign government.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 on our October 31, 2008 Form 10-K report filed with the SEC on August 31, 2011.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 our October 31, 2008 Form 10-K report filed with the SEC on August 31, 2011.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 our October 31, 2008 Form 10-K report filed with the SEC on August 31, 2011.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Antoine Jarjour, George Jarjour and Charles Carrafoli and Mrs. Roula Jarjour have failed to file their initial Form 3s. Messrs. A. Jarjour, G. Jarjour and Carrafoli and Mrs. Jarjour’s were due at the SEC on October 12, 2008. Further, Messrs. A. Jarjour, G. Jarjour and Carrafoli and Mrs. Jarjour have failed to file a Form 5 disclosing their failure to file their Form 3. Messrs. A. Jarjour, G. Jarjour and Carrafoli and Mrs. Jarjour’s Form 5 were due at the SEC on December 15, 2008.

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

Summary Compensation Table
						Non-Equity
						Incentive	Non-qualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2009	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Roula Jarjour	2009	144,000	0	0	0	0	0	0	144,000
Vice President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

George Jarjour	2009	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Father Gregory Ofiesh	2009	0	0	0	0	0	0	0	0
Former President &	2008	48,000	0	0	0	0	0	0	48,000
Principal Executive Officer	2007	48,000	0	0	0	0	0	0	48,000

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2010 or 2009 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2009.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antoine Jarjour	0	0	0	0	0	0	0
Roula Jarjour	0	0	0	0	0	0	0
George Jarjour	0	0	0	0	0	0	0
Charles Carrafoli	0	0	0	0	0	0	0
Father Gregory Ofiesh	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 31, 2009, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company’s chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership
Antoine Jarjour [1][2]	8,500,000	31.62%

Roula Jarjour [1][2]	8,500,000	31.62%

George Jarjour [1]	0	0.00%

Charles Carrafoli [1]	1,500,000	5.57%

All Officers and Directors	18,500,000	68.81%
as a Group (4 people)

Father Gregory Ofiesh [4]	3,570,000	13.28%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above “promoter” as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carrafoli are the only “promoters” of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 17,000,000 “restricted” shares of our common stock.

[4]	Father Ofiesh was a director; his ownership includes 2,408,080 shares for full consideration given and 1,161,920 shares for which he has warrants to purchase. Shares adjusted for 2:5 split.

There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company. We know of no voting trusts or similar agreements between or among any of the above individuals.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 6, 2008, we entered into an asset purchase agreement with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to purchase certain assets from Mr. and Mrs. Jarjour in exchange for 17,000,000 post-reverse split shares of common stock.

On November 1, 2008, we changed our business activity from the mining business to selling products in our retail stores located throughout the United States.  We have one retail store in the state of Washington; three retail stores in the state of Florida; and, one retail store in State of California.

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

On January 10, 2010, we rescinded the asset purchase agreement we entered on October 6, 2008, as amended.  Mr. and Mrs. Jarjour returned the 17,000,000 shares of common stock they received as consideration for the transaction. The transaction was rescinded as a result an inability to obtain an unqualified audit opinion after the conclusion of the transaction.

On April 6, 2010, we entered into a Stock Purchase Agreement and Plan of Reorganization with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to acquired all of the ownership units of Seen on Screen TV LLC, a Washington Limited Liability Corporation, in exchange for 17,000,000 restricted shares of common stock. The effective date of the Agreement was November 1, 2008.

From 11/1/2008 to 10/31/2009, the Company rented office space in Everett, Washington from a company owned by stockholders Roula and Antoine Jarjour at $2,000 per month. There is no formal lease at this time.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)       Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,200	Fred Hackman, CPA
2008	$0	Fred Hackman, CPA

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$5,100	Fred Hackman, CPA
2008	$0	Fred Hackman, CPA

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Fred Hackman, CPA
2008	$0	Fred Hackman, CPA

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$1,000	Fred Hackman, CPA
2008	$0	Fred Hackman, CPA

(5)       Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)       The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of July, 2012.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	July 3, 2012
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	July 3, 2012
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	July 3, 2012
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	July 3, 2012
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	July 3, 2012
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2