Form 10-Q
period 2010-01-31
SEEN ON SCREEN TV INC.
filed 2012-07-10
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington   98201
(Address of principal executive offices, including zip code.)

425-367-4668
(Registrant's telephone number, including area code)

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 29,384,000 as of June 30, 2010.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

January 31, 2010
(unaudited)

Seen on Screen TV, Inc.
Balance Sheet
January 31 2010 and January 31, 2009

	1/31/2010	1/31/2009
Assets
Current Assets
Cash and Cash Equivalents	$(18,179)	$20,545
Accounts Receivable	-	4,742
Subscriptions Receivable
Inventory	581,318	545,872
Security Deposits	2,045	2,045
Total Current Assets	565,185	$573,204
Fixed Assets
Equipment	2,029	12,629
Accumulated depreciation	-	(1,408)
Total fixed assets	2,029	11,221
Other Assets
Water Rights	-	6,250
Total Other Assets	-	6,250

Total Assets	$567,213	$590,675

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$253,788	$296,712
Accrued Salaries and Rent	442,773	-
Advances from Stockholders	152,440	360,749
Total Current Liabilities	849,000	657,461
Total Liabilities	849,000	657,461

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 29,384,000 issued and outstanding at January 31, 2010	29,384	25,384
Additional paid in capital	33,038,540	32,810,840
Retained Earnings	-
Net Income	22,643.29	-
Accumulated deficit	(33,372,354)	(32,903,011)
Total Shareholder’s Equity	(281,786)	(66,787)

Total Liabilities and Shareholders Equity	$567,213	$590,674

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months ended January 31, 2010 and 2009

	year ended
	1/31/10	1/31/09

Income
Sales	$565,573	$381,872

Cost of Goods Sold	156,490	212,298
Gross Profit (loss)	$409,083	$169,573

Expenses
Salaries and Wages	215,405	133,359
Advertising	9,901	25,566
Travel	9,383	31,488
Rent	110,350	37,344
Insurance	4,315	9,022
Telephone	2,719	6,484
Taxes	3,025	3,744
Professional fees	9,405	65,004
Other	-	9,898
Mineral Exploration Costs
Depreciation and Amortization Expenses
General and Administrative	18,035
Total Expenses	382,538	321,910
Other Income
Gain (Loss) on sale of equipment	-
Total Other Income	-
Total Expenses	382,538	321,910
Net Loss	$26,544	$(152,336)
Interest expense	3,900	5,018

Net Income (loss)	$22,644	$(157,354)

Weighted Average Common Stock Outstanding	25,385,250	(0.014)

Net Loss per Common Share	0.0009

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the quarter ended January 31, 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Stock Shrs	Stock $	Stock Shrs	Stock $	Paid in Capital	Deficit	$

Balance - October 31, 2008			8,384,130	8,384	32,783,058	(32,875,418)	(83,976)

Stock Sold for Cash			1,500,000	1,500	73,500		75,000
							-
Stock issued for SOS TV Inc			17,000,000	17,000	59,482	-	76,482

Net Loss						(496,936)	(496,936)

Balance - October 31, 2009			26,884,130	26,884	32,916,040	(33,372,354)	(429,430)

Stock Sold for Cash			2,500,000	2,500	122,500		125,000

Net Income						22,643	22,643

Balance January 31, 2010			29,384,130	29,384	33,038,540	(33,349,711)	(281,787)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc
Statement of Cash Flows
For the 3 months ending January 31, 2010 and January 31, 2009

	1/31/2010	1/31/2009
	$	$
Cash Flows From Operating Activities
Net Loss	22,643	(27,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment		-
Rent Contributed to Capital		-
Common stock issued for equipment	-	-
Increase in Security Deposits	-
Increases in Shareholders advances	(142,452)	-
Gain on disposal of Reclamation Bond	-	-
Increase in Accounts Receivable		4,742
Changes in operating assets and liabilities:		-
Increase in fixed assets
Increase in inventory	(111,891)	(72,279)
Increase in accrued salaries and rents	102,000
Increase in accounts payable and accrued liabilities	8,827	-

Net Cash Used in Operating Activities	(120,873)	(95,131)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment	-	-
Total Cash Flows Provided by (used) in Investing Activities	-	-

Cash Flows from Financing Activities
Common Stock issued for cash	125,000	-
Advances (repayments) from officers/directors/affiliates	-	74,562

Cash Flows Provided by Financing Activities	125,000	74,562
Net Increase (Decrease) in Cash	4,127	(20,569)
Cash at beginning of period	(22,306)	41,114
Cash at end of period	$(18,179)	$20,545
Supplemental Disclosures
Contribution of capital for lease expense		6,000
Common stock issued for compensation, rent, and officers advances		232,558
Common stock issued for unit of SOS TV LLC		17,000,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2010

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
January 31, 2010

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2010

3.         SIGNIFICANT ACCOUNTING POLICIES (continued)

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
January 31, 2010

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
January 31, 2010

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

Antoine Jarjour	$45,000
Roula Jarjour	36,000
George Jarjour	15,000

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have recently changed our focus of business from mining exploration to operating retail sales stores and website sales. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate a significant increase in sales in order to fund our operating activities. The going concern opinion has been issued because we have incurred losses since inception and has not yet been successful in establishing profitable operations.

We believe we can satisfy our cash requirements during the next 12 months. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Plan of Operations

Our goal for the next twelve months is to concentrate on increasing sales of our products and reducing our operating costs.  To increase sales of our products we plan capitalize on our retail stores, our on-line store, and our own in-house marketing production.  Our in-house marketing will produce infomercials to solicit direct response from the consumer.  We believe we can use these infomercial to drive traffic to our on-line store and to our retail stores.

To reduce operating cost we plan to purchase our merchandise from several sources, including the original marketing company.  These are called “patent products.”  Patent Products are usually covered by various patents owned by the original inventor and/or marketing company.  We, also, acquire similar products, i.e. generic products, from others who have created these generic products serving the same niche as the Patent Products.  The generic products are significantly varied not to violate the rights of the Patent Products.  Lastly, we source products that are generic.  Our management has experience in sourcing these products.  There are a limited number of manufacturers of this type of product.  We believe our management has long-standing relations with the manufacturers, their representatives, and distributors, which will lead to sourcing of marketable products.

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

Results of Operations

Net Sales

Net sales for the three months ended January 31, 2010 were $565,573, an increase compared to $381,872 for the corresponding quarter last year. For the three months ended January 31, 2010, the increase in net sales was attributable to the opening and operation of five (5) Seen on Screen TV Stores during the first quarter of 2010.

Gross Profit

Gross profit for the three months ended January 31, 2010 was $409,083, compared with $169,573, for the three months ended January 31, 2009. The increase in the gross profit margin was primarily attributed to the opening of the Seen on Screen TV Stores during the first quarter of 2010.

Selling, General and Administrative Expenses

SG&A (salaries and wages, advertising, rent, insurance, telephone, and, general and administrative) for the three months ended January 31, 2010 was $360,725, compared with $211,776, for the three months ended January 31, 2009. The increase in SG&A for the three months ended January 31, 2010 was primarily due to the opening of the Seen on Screen TV Stores which in turn increased the amount of the company's SG&A expenses.
Operating Profit

Operating profit for the three months ended January 31, 2010 was $22,644, compared with $(157,354) during the comparable period last year. The change in operating profit was the result of the opening of the Seen on Screen TV Stores during the first quarter of 2012.

Net Earnings

As a result of the factors described above, net earnings for the three months ended January 31, 2010 were $22,644, compared with $(27,594) for the corresponding period in fiscal 2009.

Liquidity

Since changing the focus of our business from mining to retail sales, we have generated limited cumulative revenues of $1,229,082, at October 31, 2009.  At the end of the first quarter of 2010, we have generated additional revenues of $409,083.  We are considered in the development stage of our operations.

As of January 31, 2010, we had current total assets of $567,213 comprised of cash, receivables, inventory, equipment and security deposits.   We had total liabilities of $849,000 comprised of accounts payable, accrued salaries and rent, and loans from stockholders of $152,440.  Our total shareholders' deficit was $(281,786).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls that occurred during the reported period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of July, 2012.

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