Form 10-Q
period 2010-04-30
SEEN ON SCREEN TV INC.
filed 2012-07-16
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,384,000 as of April 30, 2010.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

APRIL 30, 2010
(unaudited)

Seen on Screen TV, Inc.
Balance Sheet
April 30, 2010 and April 30, 2009

	4/30/2010	4/30/2009
Assets
Current Assets
Cash and Cash Equivalents	$(42,460)	$12,992
Accounts Receivable	-	10,886
Inventory	577,310	541,081
Security Deposits	2,045	2,045
Total Current Assets	536,895	567,004

Fixed Assets
Equipment	2,029	2,029
Accumulated depreciation	-	-
Total fixed assets	2,029	2,029

Other Assets
Water Rights	-	-
Reclamation bond	-	-
Total Other Assets	-	-

Total Assets	$538,924	$569,033

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$322,696	$4,720
Accrued salaries and rent	$544,773	$5,700
Advances from Stockholders	138,104	56,280
Total Current Liabilities	1,005,573	66,700
Total Liabilities	1,005,573	66,700

Preferred stock, authorized: 5,000,000 shares: par
value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized
195,000,000 shares; 25,384,000 issued and
outstanding at April 30, 2009	29,384	25,384

Additional paid in capital	33,038,540	32,810,840
Accumulated deficit	(33,534,573)	(32,956,402)
Total Shareholder's Equity	(466,649)	(120,178)

Total Liabilities and Shareholders Equity	$538,924	$(53,478)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months and 6 months ended April 30, 2010 and 2009

	3 months ended		6 months ended
	4/30/10	4/30/2009	4/30/10	4/30/2009

Income
Sales	$249,490	$315,084	$815,063	$772,775
Cost of Goods Sold	78,332	159,750	234,822	377,718
Gross Profit (loss)	$171,158	$155,334	$580,241	$395,057

Expenses
Mineral Exploration Costs			-	-
Depreciation and Amortization Expenses			-	-
General and Administrative	352,904	301,006	741,518	596,759
Intellectual Property
Total Expenses	352,904	301,006	741,518	596,759
Other Income
Gain (Loss) on sale of equipment	-	(27,637)	-	(27,637)
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	-	(27,637)	-	(27,637)
Total Expenses	352,904	328,643	741,518	624,396

Net Loss	$(181,746)	$(173,310)	$(161,277)	$(229,340)

Interest expense	3,116	8,250	942	7,985

Net Income (loss)	$(184,862)	$(181,560)	$(162,219)	$(221,354)

Weighted Average Common Stock Outstanding	25,384,000	25,384,000	18,037,745	25,384,000
Net Loss per Common Share	(0.0073)	(0.0072)	(0.0090)	(0.0087)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the quarter ended April 30, 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Stock $	Stock Shrs	Stock $	Paid in Capital	Deficit	$

Balance - October 31, 2008			8,384,130	8,384	32,783,058	(32,875,418)	(83,976)

Stock Sold for Cash			1,500,000	1,500	73,500		75,000
							-
Stock issued for SOS TV Inc			17,000,000	17,000	59,482	-	76,482

Net Loss						(496,936)	(496,936)

Balance - October 31, 2009			26,884,130	26,884	32,916,040	(33,372,354)	(429,430)

Stock Sold for Cash			2,500,000	2,500	122,500		125,000

Net Income						22,643	22,643

Balance January 31, 2010			29,384,130	29,384	33,038,540	(33,349,711)	(281,787)

Net Loss						(184,862)	(184,862)

Balance April 30, 2010			29,384,130	29,384	33,038,540	(33,534,573)	(466,649)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc
Statement of Cash Flows
For the 6 months ending April 30, 2009 and April 30, 2008

	4/30/2010	4/30/2009
	$	$
Cash Flows From Operating Activities
Net Loss	(162,219)	(193,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment	-	(27,637)
Increase in accrued salaries and rent	544,773
Common stock issued for equipment	-	-
Increase in Security Deposits	-	(2,045)
Increases in Shareholders advances	(472,787)	65,315
Increase in accounts receivable	-	(10,866)

Changes in operating assets and liabilities:
Increase in inventory	(107,883)	(541,081)
Increase in accounts payable and accrued liabilities	52,962	481,956
Net Cash Used in Operating Activities	(145,154)	(228,075)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment
Disposal of Reclamation Bond

Total Cash Flows Provided by (used) in Investing Activities	-	-

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	-	199,953
Common stock issued for cash	125,000
Common Stock issued for exercise of warrants
Advances (repayments) from officers/directors/affiliates	-	-

Cash Flows Provided by Financing Activities	125,000	199,953

Net Increase (Decrease) in Cash	(20,154)	(28,122)

Increase in Cash and Cash Equivalents, Beginning	(22,306)	41,114

Increase in Cash and Cash Equivalents, End	(42,460)	12,992

Supplemental Disclosures
Contribution of capital for lease expense
Common stock issued for compensation, rent, and officers advances
Common stock issued for unit of SOS TV LLC	17,000,000	17,000,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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

SEEN ON SCREEN TV, INC.
Notes to the Financial Statements
April 30, 2010

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

Results of Operations

Net Sales

Sales for the three months ended April 30, 2010 were $249,490, a decrease compared to $315,084 for the corresponding quarter last year. For the three months ended April 30, 2010, the decrease in sales was attributable to the limited new items.

Gross Profit

Gross profit for the three months ended April 30, 2010 was $171,158, compared with $155,334, for the three months ended April 30, 2009. The increase in the gross profit margin was primarily attributed to our low cost.

Selling, General and Administrative Expenses

SG&A (salaries and wages, advertising, rent, insurance, telephone, and, general and administrative) for the three months ended April 30, 2010 was $352,904, compared with $301,006, for the three months ended April 30, 2009. The increase in SG&A for the three months ended April 30, 2010 was primarily due to the increase in the administrative expenses.

Operating Profit

Operating loss for the three months ended April 30, 2010 was $(184,862), compared with $(181,560) during the comparable period last year. The change in operating loss was a cumulative result of many changes and mainly the increase in administrative expenses and reduction in sales.

Net Earnings

As a result of the factors described above, net loss for the three months ended April 30, 2010 was $(184,862), compared with a net loss of $(181,560) for the corresponding period in fiscal 2009.

Liquidity

Since changing the focus of our business from mining to retail sales, we had generated limited cumulative revenues of $1,229,082, at October 31, 2009.  For the six months ended April 30, 2010, we have generated gross sales of $815,063.  We are considered in the development stage of our operations.

At April 30, 2010, we had total assets of $538,924 comprised of cash, receivables, inventory, equipment and security deposits.  We had total liabilities of $1,005,573 comprised of accounts payable, accrued salaries and rent, and loans from stockholders of $138,104.  Our total shareholders' deficit was $(466,649).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of July, 2012.

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