Form 10-Q
period 2010-07-31
SEEN ON SCREEN TV INC.
filed 2012-07-16
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,384,000 as of July 3, 2010.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

JULY 31, 2010
(unaudited)

Seen on Screen TV, Inc.
Balance Sheet
July 31, 2010 and July 31, 2009

	7/31/2010	7/31/2009
Assets
Current Assets
Cash and Cash Equivalents	$(31,580)	$16,667
Accounts Receivable	-	21,568
Inventory	563,837	459,898
Security Deposits	2,045	2,045
Total Current Assets	534,302	500,178

Fixed Assets
Equipment	2,029	2,029
Accumulated depreciation	-	-
Total fixed assets	2,029	2,029

Other Assets
Water Rights	-	-
Reclamation bond	-	-
Total Other Assets	-	-

Total Assets	$536,331	$502,207

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$303,566	$585,814
Accrued salaries and rent	646,773	-
Advances from Stockholders	138,104	198,353
Total Current Liabilities	1,088,443	784,167
Total Liabilities	1,088,443	784,167

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 25,384,000 issued and outstanding at April 30, 2009	30,384	25,384

Additional paid in capital	33,107,540	32,810,840
Accumulated deficit	(33,690,036)	(33,118,096)
Total Shareholder's Equity	(552,112)	(281,872)

Total Liabilities and Shareholders Equity	$536,331	$502,295

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months and 9 months ended July 31, 2010 and 2009

	3 months ended		9 months ended
	7/31/10	7/31/09	7/31/10	7/31/09

Income
Sales	$187,376	$268,544	$1,002,438	$772,775
Cost of Goods Sold	50,717	53,039	285,539	377,718
Gross Profit (loss)	$136,659	$215,505	$716,899	$395,057

Expenses
Mineral Exploration Costs			-	-
Depreciation and Amortization Expenses			-	-
General and Administrative	290,173	176,956	1,025,616	596,759
Intellectual Property
Total Expenses	290,173	176,956	1,025,616	596,759
Other Income
Gain (Loss) on sale of equipment	-	-	-	(27,637)
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	-	-	-	(27,637)
Total Expenses	290,173	176,956	1,025,616	624,396

Net Loss	$(153,514)	$38,549	$(308,717)	$(229,340)

Interest expense	1,948	12,058	8,965	7,985

Net Income (loss)	$(155,462)	$26,491	$(317,682)	$(221,354)

Weighted Average Common Stock Outstanding	27,884,000	25,384,000	27,884,000	25,384,000
Net Loss per Common Share	(0.0056)	0.0010	(0.0114)	(0.0087)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the quarter ended July 31, 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Stock Shrs	Stock $	Stock Shrs	Stock $	Paid in Capital	Deficit	$

Balance - October 31, 2008			8,384,130	8,384	32,783,058	(32,875,418)	(83,976)

Stock Sold for Cash			1,500,000	1,500	73,500		75,000
							-
Stock issued for SOS TV Inc			17,000,000	17,000	59,482	-	76,482

Net Loss						(496,936)	(496,936)

Balance - October 31, 2009			26,884,130	26,884	32,916,040	(33,372,354)	(429,430)

Stock Sold for Cash			2,500,000	2,500	122,500		125,000

Net Income						22,643	22,643

Balance January 31, 2010			29,384,130	29,384	33,038,540	(33,349,711)	(281,787)

Net Loss						(184,862)	(184,862)

Stock issued for unit of SOS rescinded			(17,000,000)	(17,000)	(59,482)		(76,482)

Balance April 30, 2010			12,384,130	12,384	32,979,058	(33,534,573)	(543,131)

Stock re-issued for unit of SOS			17,000,000	17,000	59,482		76,482

Net loss						(155,462)	-
							-
Balance July 31, 2010			29,384,130	29,384	33,038,540	(33,690,035)	(466,649)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Cash Flows
For the 9 months ending July 31, 2010 and July 31, 2009

	7/31/10	7/31/09
	$	$
Cash Flows From Operating Activities
Net Loss	(317,682)	(369,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment	-	(27,637)
Increase in accrued salaries and rent	306,000
Common stock issued for equipment	-	-
Increase in Security Deposits	-	(2,045)
Increases in Shareholders advances	(156,787)	(60,249)
Increase in accounts receivable	-	(21,868)

Changes in operating assets and liabilities:
Increase in inventory	(94,410)	(459,898)
Increase in accounts payable and accrued liabilities	58,605	748,144

Net Cash Used in Operating Activities	(204,274)	(193,400)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment
Disposal of Reclamation Bond

Total Cash Flows Provided by (used) in Investing Activities	-	-

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	-	199,953
Common stock issued for cash	195,000
Common Stock issued for exercise of warrants
Advances (repayments) from officers/directors/affiliates	-	-

Cash Flows Provided by Financing Activities	195,000	199,953

Net Increase (Decrease) in Cash	(9,274)	6,553

Increase in Cash and Cash Equivalents, Beginning	(22,306)	41,114

Increase in Cash and Cash Equivalents, End	$(31,580)	$47,667

Supplemental Disclosures
Contribution of capital for lease expense
Common stock issued for compensation, rent, and officers advances
Common stock issued for unit of SOS TV LLC	17,000,000	17,000,000

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Notes to the Financial Statements
July 31, 2010

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
July 31, 2010

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
July 31, 2010

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
July 31, 2010

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

Results of Operations

Net Sales

Sales for the three months ended July 31, 2010 were $187,376, a decrease compared to $268,544 for the corresponding quarter last year. For the three months ended July 31, 2010, the decrease in sales was attributable to closing one store at Factoria Mall in Washington State, and our increasing competition.

Gross Profit

Gross profit for the three months ended July 31, 2010 was $136,659, compared with $215,505, for the three months ended July 31, 2009. The decrease in the gross profits was primarily attributed to our lower costs.

Selling, General and Administrative Expenses

SG&A (salaries and wages, advertising, rent, insurance, telephone, and, general and administrative) for the three months ended July 31, 2010 was $290,173, compared with $176,956, for the three months ended July 31, 2009. The increase in SG&A for the three months ended July 31, 2010 was primarily due to the increase in number of stores from 7 to 10 and then reduced to 9 in July due to closing Factoria Mall.

Operating Profit

Operating loss for the three months ended July 31, 2010 was $(183,514), compared with a loss of $(38,549) during the comparable period in 2009. The change in operating profit was the result of opening the new stores and increasing in administrative fees

Net Earnings

As a result of the factors described above, the net loss for the three months ended July 31, 2010 was $(155,462), compared with a profit of $26,491 for the corresponding period in fiscal 2009.

Liquidity

Since changing the focus of our business from mining to retail sales, we have generated limited, cumulative revenues of $1,229,082, at October 31, 2009. For three months ended July 31, 2010, we had sales $187,376.  We are considered in the development stage of our operations.

As of July 31, 2010, we had total assets of $536,331 comprised of cash, receivables, inventory, equipment and security deposits.  We had total liabilities of $1,088,443 comprised of accounts payable, accrued salaries and rent, and loans from stockholders of $138,104.  Our total shareholders' deficit was $(552,112).

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