Form 10-K/A
period 2009-10-31
SEEN ON SCREEN TV INC.
filed 2012-08-08
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   YES [   ]     NO [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date, as of October 31, 2009, total outstanding common shares was: 26,884,130 shares.

REASON FOR AMENDMENT

We are amending Item 5, 7, and 8 of our Form 10-K for the period ended October 31, 2009 to correct certain incorrect information contained therein.

TABLE OF CONTENTS

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

We are currently working on producing new infomercials for Tee-time, Spin and Store, and Forever Flashlight. These items are very hot items that we want to introduce. Our plan is to go big and do as much infomercials we can to expand in our business. Therefore, we need to raise more money to do more infomercials and to open more stores in the near future.

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

Our Retail Stores

The average store has approximately 1,600 square feet of selling space and is operated by a store manager, an assistant store manager and one or more sales clerks.  At the end on 2011, our total store count included five retail stores.  Our retail stores are located shopping centers.  Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering.  We plan to open five stores in 2012 and seven in 2013.

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

Fiscal Year
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

Holders

At October 31, 2009, there were 26,884,130 shares of our common stock outstanding. Our shares of common stock are held by approximately 863 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Results of Operations

For the year ended October 31, 2009, the Company generated gross revenues of $1,229,082; gross profits of $656,589; and a net loss of $496,936. Our net loss was primarily a result of salaries and wages of $628,878 and rent of $345,017. The balance of our expenses 118,274 comprised of advertising, travel, insurance, telephone, taxes, professional fees, and general administrative expenses. We also suffered a loss of $27,637 on the sale of equipment. This was compared to a net loss of $206,341 when we were still operating as a mining company.

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

As of October 31, 2009, we had current assets of $451,195 comprised of inventory, equipment and security deposits. We had liabilities of $880,625 comprised of accounts payable, accrued salaries and rent and loans from stockholders of $294,891. Our total shareholder’s deficit was $429,430.

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

The Company markets its products direct to customers and has developed retail pricing for all revenue generating products. In addition the Company may mark-down prices on an individual case basis for non rotating items that stays for more than 90 days.

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

ITEM 8.           FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
(An Exploration Stage Company)

October 31, 2009

Seen on Screen TV, Inc.
Balance Sheet
October 31, 2009 and October 31, 2008

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
For the year ended October 31, 2009

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

There have been no long term leases from January 1, 2009 to present. The Company rents office space from a company owned by stockholders, Roula and Antoine Jarjour, and pays $2,000 on a monthly basis.

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

Roula Jarjour - Vice President and Director

Since November 2008, Mrs. Jarjour has been our vice president and a member of the board of directors.  Since 2006, Mrs. Jarjour has been the president of The GNS Group Inc. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide. In addition to her duties as the president and a director, she is responsible for the overall business operations of The GNS Group Inc. In addition, Ms. Jarjour attends trade shows, negotiates contracts, and seeks new business opportunities for The GNS Group Inc.

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

No funds were set aside or accrued by the Company during fiscal year 2009 or 2008 to provide pension, retirement or similar benefits for directors or executive officers.

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

From November 1, 2008 to October 31, 2009, the Company rented office space in Everett, Washington from a company owned by stockholders Roula and Antoine Jarjour at $2,000 per month. There is no formal lease at this time.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2012.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	August 3, 2012
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	August 3, 2012
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	August 3, 2012
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	August 3, 2012
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	August 3, 2012
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2