Form 10-K
period 2010-10-31
SEEN ON SCREEN TV INC.
filed 2012-09-11
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended October 31, 2010

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [   ]     NO [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2010: $2,999,924.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date, as of October 31, 2010, total outstanding common shares was: 30,642,000 shares

PART I

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

Our Employees

As of October 31, 2010, we employed approximately 18 full-time and 25 part-time employees. We currently are not a party to any collective bargaining agreements.

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

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter:8/1/2010 to 10/31/2010	$0.140	$0.100
Third Quarter: 5/1/2010 to 7/31/2010	$0.140	$0.100
Second Quarter: 2/1/2010 to 4/30/2010	$0.400	$0.150
First Quarter: 11/1/2009 to 1/31/2010	$0.230	$0.090

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 8/1/2009 to 10/31/2009	$0.110	$0.060
Third Quarter: 5/1/2009 to 7/31/2009	$0.140	$0.060
Second Quarter: 2/1/2009 to 4/30/2009	$0.250	$0.040
First Quarter: 11/1/2008 to 1/31/2009	$0.150	$0.037

Holders

At October 31, 2010, there were 30,642,000 shares of our common stock outstanding. Our shares of common stock are held by approximately 863 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company in the fourth quarter of 2010.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the fourth quarter of 2010.

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

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington; three retail stores in the state of Florida; and, one retail store in State of California.

Our financial statements were prepared on a going concern basis, which assumes that we will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals.

Results of Operations

Gross Profit

For the years ended October 31, 2010 and 2009 the Company had gross profits of $716,899 and $656,950, respectively. This result’s from the fact that the Company had adjusted its supply chain, which reduced the cost of goods sold increasing by that the company’s profit.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $66,553 from $1,092,169 for the year ended October 31, 2009 to $1,025,616 for the year ended October 31, 2010. The decrease Operating Costs and Expenses was due to closing stores gradually during the last quarter of 2010.

Net Loss from Operations

Our operating net loss for the year ended October 31, 2010 was $308,717 compared to a loss of $463,216 for the year ended October 31, 2009. The decreased loss from operations of $154,499 or 33.4% was due to the reduction in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2010 was $8,965 compared to $33,720 for the year ended October 31, 2009, a decrease of $24,755 or 73.4%. The decrease in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Net Loss

During the year ended October 31, 2010 and 2009 the Company incurred net losses of $317,682 and $463,216 respectively. The decreased losses of $179,254 were primarily due to decrease in the number of stores operating during the last quarter 2010.

Liquidity and Capital Resources

As of October 31, 2010, we had a working capital deficit of $33,690,036, as compared to a working capital deficit of $33,372,354 as of October 31, 2009. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $(245,052) during the year ended October 31, 2010 was primarily a result of our $317,682 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense. Cash used in operations of $(229,723) during the year ended October 31, 2009 was primarily a result of our $496,936 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the year ended October 31, 2010 and 2009, we expended $0 and $14,821, respectively.  During 2010, we had no investing activities.

Financing Activities

During the year ended October 31, 2010, we generated proceeds of $213,000 from the sale of restricted shares of common stock to investors.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

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

The Company markets its products direct to customers and has developed retail pricing for all revenue generating products. In addition the Company may mark-down prices on an individual case basis to increase demand on our products, and increase our sales to boost up the market.

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

October 31, 2010

To the Board of Directors and
Stockholders of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.
(An Exploration Stage Company)

I have audited the accompanying balance sheets of Seen on Screen TV, Inc. (formerly Franklin Lake Resources, Inc.) (An Exploration Stage Company) as of October 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Seen on Screen’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of the Company for the period from the date of inception on May 23, 1986 to October 31, 2008 were unaudited.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen on Screen TV, Inc. as of October 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FRED HACKMAN, CPA.
Fred Hackman, CPA.

Renton, Washington
July 18, 2012

Seen on Screen TV, Inc.
Balance Sheet
October 31, 2010 and 2009

	10/31/10	10/31/2009
Assets
Current Assets
Cash and Cash Equivalents	$(54,358)	$(22,306)
Accounts Receivable	-	-
Subscriptions Receivable
Inventory	596,525	469,427
Security Deposits	2,045	2,045
Total Current Assets	544,212	449,166

Fixed Assets
Equipment	2,029	2,029
Accumulated depreciation	-	-
Total fixed assets	2,029	2,029

Other Assets
Water Rights	-	-
Reclamation bond	-	-
Total Other Assets	-	-

Total Assets	$546,241	$451,195

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$193,476	$244,961
Accrued salaries and rent	748,773	340,773
Advances from Stockholders	138,104	294,891
Total Current Liabilities	1,080,353	880,625
Total Liabilities	1,080,353	880,625

Preferred stock, authorized: 5,000,000 shares: par
value $.001, no preferred shares outstanding
Common stock, $.001 par value; authorized
195,000,000 shares; 30,642,000 issued and
outstanding at October 31, 2010	30,642	26,884

Additional paid in capital	33,125,282	32,916,040
Accumulated deficit	(33,690,036)	(33,372,354)
Total Shareholder's Equity	(534,112)	(429,430)

Total Liabilities and Shareholders Equity	$546,241	$451,195

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the year ended October 31, 2010 and 2009

	Year Ended
	10/31/10		10/31/09

Income
Sales	$1,002,438		$1,229,082
Cost of Goods Sold	285,539		572,492
Gross Profit (loss)	$716,899	$	$ 656,590

Expenses
Salaries and Wages
Advertising
Travel
Rent
Insurance
Telephone
Taxes
Professional fees
Other
Mineral Exploration Costs	-		-
Depreciation and Amortization Expenses	-		-
General and Administrative	1,025,616		1,092,169
Intellectual Property
Total Expenses	1,025,616		1,092,169
Other Income
Gain (Loss) on sale of equipment	-		(27,637)
Gain on disposal of reclamation bond
Precious metal sales
Total Other Income	-		(27,637)
Total Expenses	1,025,616		1,119,806

Operating Loss	$(308,717)		$(463,216)

Interest expense	8,965		33,720

Net Loss	$(317,682)		$(496,936)

Weighted Average Common Stock Outstanding	30,513,000		25,384,000
Net Loss per Common Share	(0.0104)		(0.0196)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the year ended October 31, 2010

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	$	Stock Shrs	Stock $	Paid in Capital	Deficit	$

Balance - October 31, 2009	5,000,000	0	26,884,130	26,884	32,916,040	(33,372,354)	(429,430)

Stock Sold for Cash			3,758,000	3,758	209,242		213,000

Net Income						(317,682)	(317,682)

Balance October 31, 2010			30,642,130	30,642	33,125,282	(33,690,036)	(534,112)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc.
Statement of Cash Flows
For the year ending October 31, 2010 and October 31, 2009

	10/31/10	10/31/09
	$	$
Cash Flows From Operating Activities
Net Loss	(317,682)	(496,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment	-	-
Increase in accrued salaries and rent	408,000
Common stock issued for equipment	-	-
Increase in Security Deposits	-	(2,045)
Increases in Shareholders advances	(156,787)	472,785
Increase in accounts receivable	-	-

Changes in operating assets and liabilities:
Increase in inventory	(127,098)	(469,426)
Increase in accounts payable and accrued liabilities	(51,485)	265,899

Net Cash Used in Operating Activities	(245,052)	(229,723)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment		8,571
Sale of water rights		6,250

Total Cash Flows Provided by (used) in Investing Activities	-	14,821

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	-	76,482
Common stock issued for cash	213,000	75,000
Common Stock issued for exercise of warrants
Advances (repayments) from officers/directors/affiliates	-	-

Cash Flows Provided by Financing Activities	213,000	151,482

Net Increase (Decrease) in Cash	(32,052)	(63,420)

Increase in Cash and Cash Equivalents, Beginning	(22,306)	41,114

Increase in Cash and Cash Equivalents, End	$(54,358)	$(22,306)

Supplemental Disclosures
Common stock issued for unit of SOS TV LLC	-	17,000,000

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc.
Notes to the Financial Statements
October 31, 2012

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

Seen on Screen TV Inc.
Notes to the Financial Statements
October 31, 2012

3.         SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Notes to the Financial Statements
October 31, 2012

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

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during the twelve months covered by this report.

Antoine Jarjour	$180,000
Roula Jarjour	136,000
George Jarjour	60,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. A. Jarjour and G. Jarjour, Father Ofiesh and Mrs. R. Jarjour have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

WITH THE EXCEPTION OF THE FOLLOWING:   In 2005, Mr. Jarjour filed for protection under the Bankruptcy Act in 2005 and was discharged from his debts on May 15, 2006 in a Chapter 7 proceeding.  The case number is 05-23177-KAO filed in the United States Bankruptcy Court for the Western District of Washington.  In 2006, Mr. Jarjour was found guilty of violating RCW 82.08.050(2), Conversion of Collected Sales Tax. This was a gross misdemeanor under Washington law.  The foregoing case was filed in the Superior Court of Washington for Snohomish County, Case No. 06-1-00183-9.  Judgment and sentence was issued June 4, 2007.   Mr. Jarjour was sentenced 364 days imprisonment in the Snohomish County jail; Mr. Jarjour was given credit for any and all days served; Mr. Jarjour included victim assessment of $500.00.

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

Summary Compensation Table
						Non-Equity
						Incentive	Non-qualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2010	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2009	180,000	0	0	0	0	0	0	180,000
	2008	0	0	0	0	0	0	0	0

Roula Jarjour	2010	144,000	0	0	0	0	0	0	144,000
Vice President	2009	144,000	0	0	0	0	0	0	144,000
	2008	0	0	0	0	0	0	0	0

George Jarjour	2010	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2009	60,000	0	0	0	0	0	0	60,000
	2008	0	0	0	0	0	0	0	0

Father Gregory Ofiesh	2010	0	0	0	0	0	0	0	0
Former President &	2009	0	0	0	0	0	0	0	0
Principal Executive Officer	2008	48,000	0	0	0	0	0	0	48,000

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2010 or 2009 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2010.

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

The following table sets forth, as of October 31, 2010, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company’s chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2]	8,500,000	31.62%

Roula Jarjour [1][2]	8,500,000	31.62%

George Jarjour [1]	0	0.00%

Charles Carrafoli [1]	1,500,000	5.57%

All Officers and Directors as a Group (4 people)	18,500,000	68.81%

Father Gregory Ofiesh [4]	3,570,000	13.28%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above “promoter” as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carrafoli are the only “promoters” of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 17,000,000 “restricted” shares of our common stock.

[4]	Father Ofiesh was a director; his ownership includes 2,408,080 shares for full consideration given and 1,161,920 shares for which he has warrants to purchase. Shares adjusted for 2:5 split.

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

Since November 2008, the Company has rented office space in Everett, Washington from a company owned by stockholders Roula and Antoine Jarjour at $2,000 per month. There is no formal lease at this time.

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

2010	$9,200	Fred Hackman, CPA
2009	$0	Fred Hackman, CPA

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Fred Hackman, CPA
2009	$5,100	Fred Hackman, CPA

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Fred Hackman, CPA
2009	$0	Fred Hackman, CPA

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Fred Hackman, CPA
2009	$1,000	Fred Hackman, CPA

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of September, 2012.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	September 10, 2012
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	September 10, 2012
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	September 10, 2012
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	September 10, 2012
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	September 10, 2012
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2