Form 10-Q
period 2011-01-31
SEEN ON SCREEN TV INC.
filed 2012-11-21
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 32,264,000 as of January 31, 2011.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

January 31, 2011
(unaudited)

Seen on Screen TV, Inc.
Balance Sheet
January 31 2011 and 2010

	1/31/2011	1/31/2010
Assets
Current Assets
Cash and Cash Equivalents	$(106,205)	$(18,179)
Accounts Receivable	-	-
Inventory	570,582	581,318
Security Deposits	2,045	2,045
Total Current Assets	$474,495	$565,184

Fixed Assets
Equipment	2,029	2,029
Accumulated depreciation	-
Total fixed assets	2,029	2,029

Total Assets	$476,524	$567,213

Liabilities and Shareholders Equity
Current Liabilities
Accounts Payable and accrued liabilities	$350,761	$253,788
Deferred Gain on Sales of Equipment
Advances from Stockholders	680,205	595,212
Total Liabilities	$1,030,966	$849,000

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 32,264,273 issued and outstanding at January 31, 2011	32,264	29,384

Additional paid in capital	33,256,931	33,038,540
Net Income	(153,601)	22,643
Accumulated deficit	(33,690,036)	(33,372,354)
Total Shareholder’s Equity	(554,442)	(281,787)

Total Liabilities and Shareholders Equity	$476,524	$567,213

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the quarters ended January 31, 2011 and 2010

	Quarter ended	Quarter ended
	January 31, 2011	January 31, 2010

Income
Sales	$295,983	$565,573
Cost of Goods Sold	125,880	156,490
Gross Profit (loss)	$170,103	$409,083

Expenses
General and Administrative	323,343	382,538
Other Income

Net Loss	$(153,240)	$26,545
Interest expense	361	3,900
Net Income (loss)	$(153,601)	$22,645

Weighted Average Common Stock Outstanding	30,949,560	25,385,250

Net Loss per Common Share	(0.0050)	(0.0050)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the quarter ended January 31, 2011

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	$	Stock Shrs	Stock $	Paid in Capital	Deficit	$
	5,000,000	0

Balance - October 31, 2009			26,884,130	26,884	32,916,040	(33,372,354)	(429,430)

Stock Sold for Cash			3,758,000	3,758	209,242		213,000

Net Income						(317,682)	(317,682)

Balance October 31, 2010			30,642,130	30,642	33,125,282	(33,690,036)	(534,112)

Stock sold for cash			1,007,143	1,007	70,764
Stock reclassed from subscriptions			615,000	615	60,885

Net Income						(153,601)

Balance - January 31, 2011			32,264,273	32,264	33,256,931	(33,843,637)	(534,112)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc
Statement of Cash Flows
For the quarters ending January 31, 2011 and 2010

	1/31/2011	1/31/2010
	$	$
Cash Flows From Operating Activities
Net Loss	(153,601)	22,643
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment		-
Increase in Security Deposits	-
Increases in Shareholders advances	(53,071)	(142,452)

Changes in operating assets and liabilities:
Increase in fixed assets
Increase in inventory	25,943	(111,891)
Increase in accrued salaries and rent		102,000
Increase in accounts payable and accrued liabilities	58,118	8,827

Net Cash Used in Operating Activities	(122,611)	(120,873)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment	-	-
Sale of water rights	-	-

Total Cash Flows Provided by (used) in Investing Activities	-	-

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	-
Common Stock issued for exercise of warrants		-
Common Stock issued for cash	70,764	125,000
Advances (repayments) from officers/directors/affiliates	-	-

Cash Flows Provided by Financing Activities	70,764	125,000

Net Increase (Decrease) in Cash	(51,847)	4,127

Cash at beginning of period	(54,358)	(22,306)

Cash at end of period	$(106,205)	$(18,179)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Notes to the Financial Statements
For the quarter ended January 31, 2011

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
For the quarter ended January 31, 2011

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
For the quarter ended January 31, 2011

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
For the quarter ended January 31, 2011

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

Results of Operations

Gross Profit

For the period ended January 31, 2011 and 2010 the Company had gross profits of $170,103 and $409,083, respectively. This result’s from the fact that the Company had reduced its operating stores from 10 stores as of January 2010 to 5 as of January 2011.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $59,195 from $382,538 for the period ended January 31, 2010 to $323,343 for the period ended January 31, 2011. The decrease Operating Costs and Expenses was due to closing stores gradually during the last quarter of 2010.

Net Loss from Operations

Our operating net loss for the period ended January 31, 2011 was $153,250 compared to the gain of $26,545 for the period ended January 31, 2010. The $179,758 difference was due to the reduction in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the period ended January 31, 2011 was $361 compared to $3,900 for the period ended January 31, 2010, a decrease of $3,540.  The decrease in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Net Loss

During the period ended January 31, 2011 and 2010 the Company incurred net losses of $153,601 and net gain of $22,645 respectively. The $179,785 difference was primarily due to decrease in the number of stores operating.

Liquidity and Capital Resources

As of January 31, 2011, we had a working capital deficit of $33,690,036, as compared to a working capital deficit of $33,372,354 as of January 31, 2010. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $122,611 during the period ended January 31, 2011 was primarily a result of our $153,601 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense. Cash used in operations of $120,873 during the period ended January 31, 2010 was primarily a result of our $22,643 net gain reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the period ended January 31, 2011 and 2010, we had no investing activities.

Financing Activities

During the period ended January 31, 2011, we received $70,764 from the sale of restricted shares of common stock.

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

Impairment of Long-Lived Assets and Other Intangible Assets

We evaluate the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on our financial position and results of operations. For all periods presented, we determined that no impairment charges were incurred.

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

ITEM 4.             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of November, 2012.

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