Form 10-Q
period 2011-04-30
SEEN ON SCREEN TV INC.
filed 2012-12-24
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,682,000 as of April 30, 2011.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

April 30, 2011
(unaudited)

Seen on Screen TV, Inc.
Balance Sheet
April 30, 2011 and 2010

	4/30/2011	4/30/2010
Assets
Current Assets
Cash and Cash Equivalents	$-	$-
Accounts Receivable	-	-
Inventory	563,866	577,310
Security Deposits	2,045	2,045
Total Current Assets	$565,911	$579,355

Fixed Assets
Equipment	2,029	2,029
Accumulated depreciation	-	-
Total fixed assets	2,029	2,029

Total Assets	$567,940	$581,384

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable and accrued liabilities	$420,347	$365,156
Accrued salaries and rent	617,003	544,773
Advances from Stockholders	138,104	138,104
Total Liabilities	$1,175,454	$1,048,033

Preferred stock, authorized: 5,000,000 shares: par value $.001, no preferred shares outstanding

Common stock, $.001 par value; authorized 195,000,000 shares; 32,682,000 issued and outstanding at April 30, 2011	32,682	29,384

Additional paid in capital	33,380,856	33,038,540
Net Income (Loss)	(331,016)	(162,219)
Accumulated deficit	(33,690,036)	(33,372,354)
Total Shareholder’s Equity	(607,514)	(466,649)

Total Liabilities and Shareholders’ Equity	$567,940	$581,384

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Income Statement
For the 3 months and 6 months ended April 30, 2011 and 2010

	3 months ended		6 months ended
	4/30/2011	4/30/2010	4/30/2011	4/30/2010

Income
Sales	$89,916	$249,490	$385,899	$815,063
Cost of Goods Sold	22,479	78,332	148,359	234,822
Gross Profit (loss)	$67,437	$171,158	$237,540	$580,241

Expenses
General and Administrative	244,587	352,904	567,957	741,518
Other Income

Net Loss	$(177,150)	$(181,746)	$(330,417)	$(161,277)
Interest expense	238	3,116	599	942

Net Income (loss)	$(177,388)	$(184,862)	$(331,016)	$(162,219)

Weighted Average Common Stock Outstanding	32,473,136	29,384,000	31,662,000	28,134,000
Net Loss per Common Share	-0.011	-0.011	-0.009	-0.011

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Statement of Stockholders Equity
For the 6 months ended April 30, 2011

	Common Stock		Additional	Accumulated
	Stock Shrs	Stock $	Paid in Capital	Deficit	Total $

Balance - October 31, 2009	26,884,130	$26,884	$32,916,040	$(33,372,354)	$(429,430)

Stock Sold for Cash	3,758,000	$3,758	$209,242		$213,000

Net Income				$(317,682)	$(317,682)

Balance October 31, 2010	30,642,130	$30,642	$33,125,282	$(33,690,036)	$(534,112)

Stock sold for cash	1,425,000	$1,425	$194,689		$196,114

Stock reclassified from subscriptions	615,000	$615	$60,885		$61,500

Net Income (Loss)				$(331,016)	$(331,016)

Balance - April 30, 2011	32,682,000	$32,682	$33,380,856	$(34,021,052)	$(607,514)

The accompanying notes are an integral part of these statements.

Seen on Screen TV Inc
Statement of Cash Flows
For the quarters ending April 30, 2011 and 2010

	4/30/2011	4/30/2010
	$	$
Cash Flows From Operating Activities
Net Loss	$(331,016)	$(162,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization / depreciation	-	-
Gain (loss) on sale of plant equipment		-
Increase in Security Deposits	-
Increases in Shareholders advances	-	(472,787)
Decrease in accrued salaries and rent	(129,983)	544,773

Changes in operating assets and liabilities:
Increase in fixed assets
Increase in inventory	32,659	(107,883)
Increase in accrued salaries and rent
Increase in accounts payable and accrued liabilities	185,904	52,962

Net Cash Used in Operating Activities	(242,436)	(145,154)

Cash Flows used by Investing Activities
Purchase of plant and equipment	-	-
Sale of plant equipment	-	-
Sale of water rights	-	-

Total Cash Flows Provided by (used) in Investing Activities	-	-

Cash Flows from Financing Activities
Common Stock issued for unit of SOS Inc	-
Common Stock issued for exercise of warrants		-
Common Stock issued for cash	257,614	125,000
Advances (repayments) from officers/directors/affiliates	-	-

Cash Flows Provided by Financing Activities	275,614	125,000

Net Increase (Decrease) in Cash	15,178	(20,154)

Cash at beginning of period	(54,358)	(22,306)

Cash at end of period	$(39,180)	$(42,460)

The accompanying notes are an integral part of these statements.

Seen on Screen TV, Inc.
Notes to the Financial Statements
For the quarter ended April 30, 2011

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

On October 15, 2001, the shareholders approved the re-domiciliation of the Company to the United States. On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was “continued” as a Nevada corporation under the name of Franklin Lake Resources Inc. On January 3, 2002, Industry Canada issued a Certificate of Discontinuance, formally ending the Company’s legal ties to Canada. On January 9, 2002, the name change (to Franklin Lake Resources Inc.) became effective for trading purposes. At the same time, a reverse split of the Company’s shares on the basis of one new share for each ten shares held also became effective and the Company received a new symbol, FKLR.

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

(c)          Cash Balance

Negative cash balances are now reported in accounts payable on the balance sheet at therequest of management starting with the financial statements of April 30, 2011.

Seen on Screen TV, Inc.
Notes to the Financial Statements
For the quarter ended April 30, 2011

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)          Dividend Policy

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

Seen on Screen TV, Inc.
Notes to the Financial Statements
For the quarter ended April 30, 2011

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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
For the quarter ended April 30, 2011

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

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have our retail store in the state of Washington; in the state of Florida; and, in State of California.

We are also working on the ecommerce website to start wholesaling all over the country.

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

Results of Operations

Gross Profit

For the period ended April 30, 2011 and April 30, 2010 we had gross profits of $67,437 and $171,158, respectively. This result’s from the fact that we had reduced its operating stores from ten stores as of April 2010 to four as of April 2011.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $108,317 from $352,904 for the period ended April 30, 2010 to $244,587 for the period ended April 30, 2011. The decrease in Costs and Expenses was due to closing stores.

Net Loss from Operations

Our operating net loss for the period ended April 30, 2011 was $177,150 compared to the loss of $181,746 for the period ended April 30, 2010. The $4,596 difference was due to the reduction in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the period ended April 30, 2011 was $238 compared to $3,116 for the period ended April 30, 2010, a decrease of $2,878.  The decrease in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Net Loss

During the period ended April 30, 2011 and April 30, 2010 we incurred net losses of $177,388 and net loss of $184,862 respectively. The $7,474 difference was due to decrease in the General and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2011, we had a working capital deficit of $33,690,036, as compared to a working capital deficit of $33,372,354 as of April 30, 2010. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $242,436 during the period ended April 30, 2011 was primarily a result of our $331,016 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense. Cash used in operations of $145,154 during the period ended April 30, 2010 was primarily a result of our $162,219 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the period ended April 30, 2011 and April 30, 2010, we had no investing activities.

Financing Activities

During the period ended April 30, 2011, we received $257,614 from the sale of restricted shares of common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of December, 2012.

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