Form 10-Q
period 2011-07-31
SEEN ON SCREEN TV INC.
filed 2013-09-12
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,682,000 as of July 31, 2011.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV INC.
(An Exploration Stage Company)
Notes to Financial Statements

July 31, 2011
(unaudited)

INDEX

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4 – F-9

SEEN ON SCREEN TV, INC.
Balance Sheet

	July 31,	October 31,
	2011	2010
	unaudited	audited
ASSETS
Current assets:
Cash	$25,768	$(54,358)
Accounts receivable	-	-
Accounts receivable, related party		-
Inventory	563,866	596,525
Security deposit	2,045	2,045
Total current assets	591,679	544,212

Furniture and equipment	4,234	2,029

Total assets	$595,913	$546,241

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$99,486	$57,386

Total current liabilities	99,486	57,386

Long term liabilities:
Accrued rent payable	68,753	48,773
Accrued compensation	988,000	700,000
Officer and shareholder payable	268,183	274,194

Total long term liabilities	1,324,936	1,022,967

Total liabilities	1,424,422	1,080,353

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 32,682,000 and 30,642,000 shares issued and outstanding	32,682	30,642
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,299,733	33,125,282
Deficit accumulated during the development stage	(34,160,924)	(33,690,036)
Total stockholders’ equity	(828,509)	(534,112)
Total liabilities and stockholders’ deficit	$595,913	$546,241

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
	unaudited	unaudited	unaudited	unaudited

Sales	$24,934	$170,258	$170,835	$951,084

Cost of Sales	9,958	43,870	59,374	266,810

Gross Profit	14,976	126,388	111,461	684,274

General and administrative expenses:
Wages and salaries	29,988	187,998	41,790	575,205
Taxes	1,388	11,915	3,483	35,913
Advertising and marketing	-	-	3,398	15,518
Legal and professional	241	-	5,913	11,791
Travel and entertainment	1,281	1,396	-	11,233
Rent	18,307	45,777	102,742	253,901
Other office and miscellaneous	(2,561)	17,847	4,588	68,867
Total operating expenses	48,644	264,933	161,914	972,428
(Loss) from operations	(33,668)	(138,545)	(50,453)	(288,154)

Other income (expense):
Interest income				296
Interest (expense)	(241)	(1,948)	(917)	(8,965)
Income/(Loss) before income tax and extraordinary items	(33,909)	(140,493)	(51,370)	(296,823)
Provision/(credit) for taxes on income	-	-	-	-

Net loss before extraordinary items	(33,909)	(140,493)	(51,370)	(296,823)
Net loss on discontinued operations, net of tax	(105,964)	(1,411)	(419,519)	(5,011)
Net Income/(loss)	$(139,873)	$(141,904)	$(470,889)	$(301,834)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	32,682,000	30,642,000	32,682,000	30,642,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Nine months	Nine months
	Ended	Ended
	July 31,	July 31,
	2011	2010
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss) From Continuing Operations	$(51,370)	$(296,823)

Loss on discontinued operations	(419,519)	(5,011)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable	-	-
Inventory	32,659	(94,410)
Other current assets	-	-
Accounts payable and accrued expenses	42,100	15,330
Net cash flows from operating activities	(396,130)	(380,914)

Cash flows from investing activities:
Purchase of fixed assets	2,205
Net cash flows from investing activities	2,205	-

Cash flows from financing activities:
Checks in excess of deposits	-	(20,345)
Proceeds from sale of common stock	172,081	272,903
Related party transaction	301,970	123,037
Net cash flows from financing activities	474,051	375,595
Net cash flows	80,126	(5,319)

Cash and equivalents, beginning of period	(54,358)	9,784
Cash and equivalents, end of period	$25,768	$4,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

The Company was originally incorporated as “Naxos Resources Ltd.” (“Naxos” in British Columbia under the Canada Business Corporation act on May 23, 1986, with its principal place of business in Vancouver, BC.  In 2000, The Company moved its executive and administrative offices to San Francisco, CA, USA, effectively ending its business connections with Canada.

On October 15, 2001, the shareholders approved the domiciliation of the Company to the United States.  On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was “continued” as a Nevada Corporation under the name of Franklin Lake Resources, Inc.  On January 3, 2002, Industry Canada Issued a Certificate of Discontinuance, formally ending the Company’s legal ties to Canada.  On January 9, 2002, the name change to Franklin Lake Resources, Inc. became effective for trading purposes.

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration.  As of November 2008, the Company has refocused it operations and now operates as a retail store under the name On Screen TV, Inc.  The Company trades under the symbol SONT.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending October 31, 2010 and July 31, 2011.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2010 and July 31, 2011.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The inventory consists of imported goods.

Accounts receivable

Trade receivables are carried at original invoice amount.  Accounts receivable are written off to bad debt expense using the direct write-off method.  Receivables past due for more than 120 days are considered delinquent.  Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.  Recoveries of trade receivables previously written off are recorded when received.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2010 and July 31, 2011. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net Loss Per Share of Common Stock

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Internal Website Development Costs

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred.  Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2010 and July 31, 2011 were $15,518 and $9,220, respectively

Recently Issued Accounting Pronouncements:

As of and for the years ended October 31, 2010 and July 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2011, the Company had an accumulated deficit of $34,160,926. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Reclassification

The financial statements have been reclassified to show the discontinued operations for the period ending July 31, 2010.  The Company has adjusted sales, cost of sales and general and administrative expenses to show the net loss on the discontinued operation.  The net loss for the period ending July 31, 2010 was $5,011.

Note 4 - Related Party Loans

The Company has multiple related party transactions.  These related party transactions include accrued rent, accrued compensation and officer and shareholder payable.  These accounts are provided for working capital purposes, and is unsecured, non-interest bearing, and have no specific terms of prepayment.

For the year ended October 31, 2010, the Company has increased the balance of accrued rent by $8,000, increased accrued compensation by $400,000 and decreased officer and shareholder payable by $156,787.

The balance of these related party transactions for the year ended October 31, 2010 was $886,877.

For the nine months ended July 31, 2011, the Company has increased the balance of accrued rent by $19,890, increased accrued compensation by $288,000 and decreased officer and shareholder payable by $6,011.

The balance of these related party transactions on July 31, 2011 was $1,324,936.

Note 5 - Common Stock

On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2-for-5 reverse split.  As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Note 6 - Income Taxes

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2009	2010
Refundable Federal income tax attributable to:
Current operations	$(155,680)	$(108,012)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	155,680	108,012
Net refundable amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2009	2010
Deferred tax asset attributable to:
Net operating loss carryover	$155,680	$263,692
Less, Valuation allowance	(155,680)	(263,692)
Net deferred tax asset	-	-

At October 31, 2010, an unused net operating loss carryover approximating $775,565 is available to offset future taxable income; it expires beginning in 2034.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2009 and 2010:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 7 – Discontinued Operations

During the period ending July 31, 2011 and 2010, the Company terminated operations of five out of their seven stores.  On July 31, 2010, the Company discontinued operations of their Factoria Store.  On July 31, 2011, the Company maintained their stores in Supermall and the Dulphin Mall, Florida.  The Company recorded a discontinuation loss of $419,519 for the nine months ending July 31, 2011 and $5,011 for the period ending July 31, 2010.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

SEEN ON SCREEN TV, INC.
(An Exploration Stage Company)
Statement of Operations

		Open Stores			Open Stores
	Three months	Three months	Discontinued	Nine months	Nine Months	Discontinued
	Ended	Ended	Operation	Ended	Ended	Operation
	July 31,	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2011	2011	2011	2011	2011
	unaudited	unaudited	unaudited	unaudited	unaudited	unaudited

Sales	$103,591	$24,934	$78,657	$489,490	$170,835	$318,655

Cost of Sales	41,371	9,958	31,413	189,730	59,374	130,356

Gross Profit	62,220	14,976	47,244	299,760	111,461	188,299

General and administrative expenses:
Wages and salaries	124,585	29,988	94,597	437,937	41,790	396,147
Taxes	5,767	1,388	4,379	9,453	3,483	5,970
Advertising and marketing	-	-	-	9,220	3,398	5,822
Legal and professional	1,000	241	759	16,045	5,913	10,132
Computer and internet		-	-		-	-
Travel and entertainment	5,323	1,281	4,042	17,379	-	17,379
Product development costs		-	-		-	-
Bank charges		-	-		-	-
Rent	76,056	18,307	57,749	229,285	102,742	126,543
Depreciation and amortization		-	-		-	-
Other office and miscellaneous	(10,956)	(2,637)	(8,319)	50,413	4,588	45,825
Total operating expenses	201,775	48,567	153,208	769,732	161,914	607,818
(Loss) from operations	(139,555)	(33,591)	(105,964)	(469,972)	(50,453)	(419,519)

Other income (expense):
Interest income
Interest (expense)	(318)	(77)	(241)	(917)	(917)	-
Income/(Loss) before taxes	(139,873)	(33,667)	(106,206)	(470,889)	(51,370)	(419,519)

Provision/(credit) for taxes on income	-	-	-	-	-	-
Net Income/(loss)	$(139,873)	$(33,667)	$(106,206)	$(470,889)	$(51,370)	$(419,519)

Note 8 – Subsequent Events

The Company is in negotiations with the officers and shareholders to convert their notes payable for common stock.  No formal agreement has been completed.

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

Results of Operations

Gross Profit

For the period ended July 31, 2011 and July 31, 2010 we had gross profits of $111,461and $684,274, respectively. This result’s from the fact that we had reduced the number of operating stores from ten stores as of July 2010 to two stores as of July 2011, one located in Auburn Washington, and another in Florida State.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $810,514 from $972,428 for the period ended July 31, 2010 to $161,914 for the period ended July 31, 2011. The decrease in Costs and Expenses was due to closing stores.

Net Loss from Operations

Our operating net loss for the period ended July 31, 2011 was $50,453 compared to the loss of $288,154 for the period ended July 31, 2010. The $237,701 difference was due to the reduction in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the period ended July 31, 2011 was $917 compared to $8,965 for the period ended July 31, 2010, a decrease of $8,048.  The decrease in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Net Loss on Discontinued operations

During 2011 the company has closed many stores with total net loss on the discontinued operations of $419,516 on July 31, 2011. While on July 31, 2010 the total net loss on the discontinued operations was $ 5,011.

Net Loss

During the period ended July 31, 2011 and July 31, 2010 we incurred net losses of $470,889 and net loss of $301,834 respectively. The $169,055 difference was due to decrease in the General and administrative expenses.

Liquidity and Capital Resources

As of July 31, 2011, we had a working capital deficit of $34,160,924, as compared to a working capital deficit of $33,690,036 as of July 31, 2010. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $396,130 during the period ended July 31, 2011 was primarily a result of our $470,889 net loss ($51,370 from Continuing Operating and $419,519 from discontinued operation)  reconciled with our net non-cash expenses relating Inventory, accrued interest, and Accounts payable and other accrued expenses. Cash used in operations of $380,914  during the period ended July 31, 2010 was primarily a result of our $301,834 net loss  ($296,823 from Continuing Operation and $5,011 from discontinued operation) reconciled with our net non-cash expenses relating to Inventory, accrued interest, and Accounts payable and other accrued operation expenses.

Investing Activities

During the period ended July 31, 2011 we had a $2,205 invested in fixed assets, whereas in July 31, 2010, we had no investing activities.

Financing Activities

During the period ended July 31, 2011, we had $474,051 in financing activities while in July 31, 2010 we had $375,595.

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

There was no change in our internal control over financial reporting during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.           EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of September, 2013.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.