Form 10-K
period 2011-10-31
SEEN ON SCREEN TV INC.
filed 2013-10-17
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2011

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [   ]     NO [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2011: $0.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date, as of October 31, 2011, total outstanding common shares was:  34,266,523 shares

PART I

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

On November 1, 2008, we changed our business activity from the mining business to selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington, and one in the state of Florida.

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

Our Retail Stores

The average store has approximately 1,600 square feet of selling space and is operated by a store manager, an assistant store manager and 1 or more sales clerks. At the end on 2011, our total store count included two retail stores. Our retail stores are located in shopping centers. Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering. We plan to open 5 stores in 2013 and 7 in 2014.

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

Our Employees

As of October 31, 2011, we employed approximately  2 full-time and  5 part-time employees. We currently are not a party to any collective bargaining agreements.

Available Information

Our Web site address is www.seenonscreentv.com. We file with or furnish to the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

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

Fiscal Year – 2011	High Bid	Low Bid
Fourth Quarter:8/1/2011 to 10/31/2011	$0.09	$0.05
Third Quarter: 5/1/2011 to 7/31/2011	$0.07	$0.026
Second Quarter: 2/1/2011 to 4/30/2011	$0.045	$0.04
First Quarter: 11/1/2010 to 1/31/2011	$0.083	$0.066

Fiscal Year – 2010	High Bid	Low Bid
Fourth Quarter: 8/1/2010 to 10/31/2010	$0.113	$0.10
Third Quarter: 5/1/2010 to 7/31/2010	$0.14	$0.12
Second Quarter: 2/1/2010 to 4/30/2010	$0.31	$0.15
First Quarter: 11/1/2009 to 1/31/2010	$0.28	$0.146

Holders

At October 31, 2011, there were 34,266,523 shares of our common stock outstanding. Our shares of common stock are held by approximately 863 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by the Company in the fourth quarter of 2011.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the fourth quarter of 2011.

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

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington.

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

Results of Operations

Loss

For the year ended October 31, 2011 the Company had a loss of $(199,888) This result’s from the fact that the Company had adjusted its supply chain, which increased the cost of goods sold reducing the company’s profit. Compare to $464,054 for the year end October 31, 2010.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $347,782 from $704,562 for the year ended October 31, 2010 to $356,780 for the year ended October 31, 2011. The decrease was due to closing stores gradually during the last quarter of 2011.

Net Loss from Operations

Our operating net loss for the year ended October 31, 2011 was $556,668 compared to a loss of $240,508 for the year ended October 31, 2010. The increase loss from operations of $316,160 or 43.2% was due to the reduction in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2011 was $1,356 compared to $12,734 for the year ended October 31, 2010, a decrease of $11,378 or 93.9%. The decrease in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Discontinued Operation

During the yeare ended October 31, 2011 and 2010 the Company had closed 4 stores. The loss incurred from the discontinued operation was $419,519 in October 31, 2011 compare to $64,440 in October 31, 2010.

Net Loss

During the year ended October 31, 2011 and 2010the Company incurred net losses of $977,543 and $317,682 respectively. The decreased losses of $659,861 were primarily due to decrease in the number of stores operating during the last quarter 2011.

Liquidity and Capital Resources

As of October 31, 2011, we had a working capital deficit of $34,667,579, as compared to a working capital deficit of $33,690,036 as of October 31, 2010. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $569,378 during the year ended October 31, 2011 was primarily a result of our $977,543 net loss reconciled with our net non-cash expenses relating to Loss on abandoned property and decrease in inventory. Cash used in operations of $469,265 during the year ended October 31, 2010 was primarily a result of our $317,682 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the year ended October 31, 2011 and 2010, we had no investing activities.

Financing Activities

During the year ended October 31, 2011, we generated proceeds of $248,482 from the sale of restricted shares of common stock to investors.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEEN ON SCREEN TV, INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
October 31, 2010 and 2011	F-2

Statements of Operations:
For the year ended October 31, 2010 and 2011	F-3

Statement of Stockholders’ Equity:
October 31, 2011	F-4

Statements of Cash Flows:
For the year ending October 31, 2010 and 2011	F-5

Notes to Financial Statements:
October 31, 2011	F-5

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Seen On Screen TV, Inc.

We have audited the accompanying balance sheet of Seen On Screen TV, Inc. (An Exploration Stage Company) as of October 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Seen On Screen TV, Inc. (An Exploration Stage Company) as of October 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the period then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 18, 2012.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen On Screen TV, Inc. (An Exploration Stage Company) as of October 31, 2011 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THOMAS J. HARRIS

Seattle, Washington
October 4, 2013

SEEN ON SCREEN TV, INC.
Balance Sheet

	October 31,	October 31,
	2011	2010
	audited	audited
ASSETS
Current assets:
Cash	$10,626	$-
Inventory	182,803	596,525
Security deposit	2,045	2,045
Total current assets	195,474	598,570

Furniture and equipment	-	2,029

Total assets	$195,474	$600,599

LIABILITIES
Current liabilities:
Checks in excess of deposits	$-	$54,358
Accounts payable and accrued taxes	49,790	57,386

Total current liabilities	49,790	111,744

Long term liabilities:
Accrued rent payable	74,753	48,773
Accrued compensation	1,084,000	700,000
Officer and shareholder payable	250,094	274,194

Total long term liabilities	1,408,847	1,022,967

Total liabilities	1,458,637	1,134,711

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 34,266,523 and 30,642,000 shares issued and outstanding	34,267	30,642
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,370,149	33,125,282
Deficit accumulated during the development stage	(34,667,579)	(33,690,036)
Total stockholders’ deficit	(1,263,163)	(534,112)
Total liabilities and stockholders’ deficit	$195,474	$600,599

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Year ended	Year ended
	October 31,	October 31,
	2011	2010
	audited	audited

Sales	$271,025	$581,030

Cost of Sales	470,913	116,976

Gross Profit	(199,888)	464,054

General and administrative expenses:
Wages and salaries	155,929	610,167
Taxes	7,896	(10,507)
Advertising and marketing	3,881	9,247
Legal and professional	8,383	6,892
Travel and entertainment	-	11,714
Rent	155,017	24,682
Other office and miscellaneous	25,674	52,367
Total operating expenses	356,780	704,562
(Loss) from operations	(556,668)	(240,508)

Other income (expense):
Interest income
Interest (expense)	(1,356)	(12,734)
Income/(Loss) before taxes	(558,024)	(253,242)
Provision/(credit) for taxes on income	-	-

Net loss before extraordinary items	(558,024)	(253,242)
Net loss on discontinued operations, net of tax	(419,519)	(64,440)
Net Income/(loss)	(977,543)	(317,682)

Basic earnings/(loss) per common share	$(0.03)	$(0.01)

Weighted average number of shares outstanding	34,266,523	30,513,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Stockholders’ Equity

	Common Stock		Additional	Retained
	Shares	Amount	Paid in capital	Deficit	Total

Balance - October 31, 2009	26,884,000	$26,884	$32,916,040	$(33,372,354)	$(429,430)

Shares Issued	3,758,000	3,758	209,242		213,000

Net (loss)				(317,682)	(317,682)
			-
Balance - October 31, 2010	30,642,000	30,642	33,125,282	(33,690,036)	(534,112)

Shares Issued	3,624,523	3,625	244,867		248,492

Net (loss)				(977,543)	(977,543)

Balance - October 31, 2011	34,266,523	$34,267	$33,370,149	$(34,667,579)	$(1,263,163)

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Year ended	Year ended
	October 31,	October 31,
	2011	2010
	audited	audited
Cash flows from operating activities:
Net income (loss)	$(977,543)	$(317,682)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Loss on abandoned property	2,039
Inventory	413,722	(127,098)
Other current assets	-	-
Accounts payable and accrued expenses	(7,596)	(51,485)
Net cash flows from operating activities	(569,378)	(496,265)

Cash flows from investing activities:
Purchase of fixed assets		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	(54,358)	54,358
Proceeds from sale of common stock	248,482	213,000
Related party transaction	385,880	251,213
Net cash flows from financing activities	580,004	518,571
Net cash flows	10,626	22,306

Cash and equivalents, beginning of period	-	(22,306)
Cash and equivalents, end of period	$10,626	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(1,356)	$(12,734)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration.  As of November 2008, the Company has refocused its operations and now operates as a retail store under the name On Screen TV, Inc.  The Company trades under the symbol SONT.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending October 31, 2011 and 2010.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2011 and 2010.

Property and Equipment

The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The inventory consists of imported goods.  At October 31, 2011, the Company recorded an inventory obsolesces of $381,064.

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2011 and 2010. The Company did not engage in any transaction involving derivative instruments.

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
October 31, 2011

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2011 and 2010 were $3,881 and $9,247, respectively

Recently Issued Accounting Pronouncements:

As of and for the years ended October 31, 2010 and 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2011, the Company had an accumulated deficit of $34,667,579. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

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

Note 3 - Related Party Loans

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

For the year ended October 31, 2011, the Company has increased the balance of accrued rent by $25,980, increased accrued compensation by $384,000 and decreased officer and shareholder payable by $24,100.

The balance of these related party transactions on October 31, 2011 was $1,408,847.

Note 4 - Common Stock

On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 - 5 reverse split.  As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

During the fiscal year ending October 31, 2011, the Company issued 3,624,523 shares for $248,482.

Note 5 - Income Taxes

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

The provision for refundable Federal income tax consists of the following:

	2011	2010
Refundable Federal income tax attributable to:
Current operations	$(332,365)	$(108,012)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	332,364	108,012
Net refundable amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$596,057	$263,692
Less, Valuation allowance	(596,057)	(263,692)
Net deferred tax asset	-	-

At October 31, 2011, an unused net operating loss carryover approximating $1,295,225 is available to offset future taxable income; it expires beginning in 2034.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2010 and 2011:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 6 – Subsequent Events

The Company is in negotiations with the officers and shareholders to convert their notes payable for common stock.  No formal agreement has been completed.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

Note 7- Discontinued Operations

Seen on Screen
Calculation of Discontinued Operations
For the Year Ended October 31, 2011

	Nine months	Three Months
	Ended	Ended	Year ended	Year Ended	Adjusted	Adjusted
	July 31,	October 31,	October 31,	October 31,	for disc ops	total
	2011	2011	2011	2010	2010	2010

Sales	$170,835	$100,190	$271,025	$1,002,438	$(421,408)	581,030

Cost of Sales	59,374	411,539	470,913	285,539	(168,563)	116,976

Gross Profit	111,461	(311,349)	(199,888)	716,899	(252,845)	464,054

General and administrative expenses:
Wages and salaries	41,790	114,139	155,929	757,939	(147,772)	610,167
Taxes	3,483	4,413	7,896	7,585	(18,092)	(10,507)
Advertising and marketing	3,398	483	3,881	15,953	(6,706)	9,247
Legal and professional	5,913	2,470	8,383	11,891	(4,999)	6,892
Computer and internet			-			-
Travel and entertainment	-	-	-	11,714	-	11,714
Product development costs			-			-
Bank charges			-			-
Rent	102,742	52,275	155,017	130,186	(105,504)	24,682
Depreciation and amortization			-			-
Other office and miscellaneous	4,588	21,086	25,674	90,348	(37,981)	52,367
Total operating expenses	161,914	194,866	356,780	1,025,616	(321,054)	704,562
(Loss) from operations	(50,453)	(506,215)	(556,668)	(308,717)	68,209	(240,508)

Other income (expense):
Interest income
Interest (expense)	(917)	(439)	(1,356)	(8,965)	(3,769)	(12,734)
Income/(Loss) before income tax and extraordinary items	(51,370)	(506,654)	(558,024)	(317,682)	64,440	(253,242)
Provision/(credit) for taxes on income	-	-	-	-	-	-

Net loss before extraordinary items	(51,370)	(506,654)	(558,024)	(317,682)	64,440	(253,242)
Net loss on discontinued operations, net of tax	(419,519)		(419,519)			(64,440)
Net Income/(loss)	$(470,889)	$(506,654)	$(977,543)	$(317,682)	$64,440	$(317,682)

Basic earnings/(loss) per common share	$(0.01)	$(0.02)		$(0.01)	$0.00

Weighted average number of shares outstanding	32,682,000	32,682,000		30,513,000	32,682,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal controls that occurred during the year ended October 31, 2011 that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	58	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	48	Vice President and Director	November 2008
George Jarjour	26	Chief Operating Officer and Director	November 2008
Charles Carrafoli	65	Director	February 2008
Father Gregory Ofiesh	78	Director	March 2001

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

Charles Carafoli – Director

Since February 2008, Mr. Carafoli has been a member of our board of directors. Since September 1988 , Mr. Carafoli has been the President of South Steet Package Store Inc.. Since June 1978 to present, he  is the President  of Mayflower Service Center Inc. Since June 2004, Mr. Carafoli  has been the President of Stevens the Florist Inc.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, all reports have been filed by our officers and directors.

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

Summary Compensation Table
						Non-Equity
						Incentive	Non-qualified	All
				Stock	Option	Plan	Deferred	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2011	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2010	180,000	0	0	0	0	0	0	180,000
	2009	180,000	0	0	0	0	0	0	180,000

Roula Jarjour	2011	144,000	0	0	0	0	0	0	144,000
Vice President	2010	144,000	0	0	0	0	0	0	144,000
	2009	144,000	0	0	0	0	0	0	144,000

George Jarjour	2011	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2010	60,000	0	0	0	0	0	0	60,000
	2009	60,000	0	0	0	0	0	0	60,000

Father Gregory Ofiesh	2011	0	0	0	0	0	0	0	0
Former President &	2010	0	0	0	0	0	0	0	0
Principal Executive Officer	2009	0	0	0	0	0	0	0	0

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2010 or 2009 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2011.

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

The following table sets forth, as of October 31, 2011, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company’s chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2]	8,500,000	24.81%

Roula Jarjour [1][2]	8,500,000	24.81%

George Jarjour [1]	0	0.00%

Charles Carrafoli [1]	1,500,000	4.38%

All Officers and Directors as a Group (4 people)	18,500,000	54.00%

Father Gregory Ofiesh [4]	3,570,000	10.42%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above “promoter” as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carrafoli are the only “promoters” of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 17,000,000 “restricted” shares of our common stock.

[4]	Father Ofiesh was a director; his ownership includes 2,408,080 shares for full consideration given and 1,161,920 shares for which he has warrants to purchase. Shares adjusted for 2:5 split.

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

2011	$4,300	Fred Hackman, CPA
2010	$9,200	Fred Hackman, CPA

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$9,200	Fred Hackman, CPA
2010	$0	Fred Hackman, CPA

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Fred Hackman, CPA
2010	$0	Fred Hackman, CPA

(4)       All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Fred Hackman, CPA
2010	$0	Fred Hackman, CPA

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2013.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	October 15, 2013
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	October 15, 2013
Roula Jarjour	of Directors

	Chief Operating Officer and a member of the Board	October ____, 2013
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	October 15, 2013
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	October 15, 2013
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X