Form 10-Q
period 2012-01-31
SEEN ON SCREEN TV INC.
filed 2013-11-12
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,086,523 as of January 31, 2012.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV, INC.
Balance Sheets

	January 31,	October 31,
	2012	2011
	unaudited	audited
ASSETS
Current assets:
Cash	$5,221	$10,626
Inventory	182,803	182,803
Security deposit	2,045	2,045
Total current assets	190,069	195,474

Furniture and equipment	-	-

Total assets	$190,069	$195,474

LIABILITIES
Current liabilities:
Checks in excess of deposits	$-	$-
Accounts payable and accrued taxes	41,042	49,790

Total current liabilities	41,042	49,790

Long term liabilities:
Accrued rent payable	80,753	74,753
Accrued compensation	1,180,000	1,084,000
Officer and shareholder payable	224,064	250,094

Total long term liabilities	1,484,817	1,408,847

Total liabilities	1,525,859	1,458,637

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 35,086,523 and 34,266,523 shares issued and outstanding	35,087	34,267
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,410,361	33,370,149
Deficit accumulated during the development stage	(34,781,238)	(34,667,579)
Total stockholders’ deficit	(1,335,790)	(1,263,163)
Total liabilities and stockholders’ deficit	$190,069	$195,474

The accompanying notes are an integral part of these financial statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Three months	Three months
	Ended	Ended
	January 31,	January 31,
	2012	2011
	unaudited	unaudited

Sales	$151,149	$295,983

Cost of Sales	54,885	125,880

Gross Profit	96,264	170,103

General and administrative expenses:
Wages and salaries	118,058	157,348
Taxes	1,813	10,221
Advertising and marketing	4,237	6,371
Legal and professional	-	-
Travel and entertainment	571	6,152
Rent	69,386	100,993
Other office and miscellaneous	14,702	42,258
Total operating expenses	208,767	323,343
(Loss) from operations	(112,503)	(153,240)

Other income (expense):
Interest income
Interest (expense)	(1,156)	(361)
Income/(Loss) before taxes	(113,659)	(153,601)
Provision/(credit) for taxes on income	-	-

Net loss before extraordinary items	(113,659)	(153,601)
Net loss on discontinued operations, net of tax	-	-
Net Income/(loss)	$(113,659)	$(153,601)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	34,266,523	30,949,560

The accompanying notes are an integral part of these financial statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Three months	Three months
	Ended	Ended
	January 31,	January 31,
	2012	2011
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss)	$(113,659)	$(153,601)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Loss on abandoned property	-
Inventory	-	25,943
Other current assets	-	-
Accounts payable and accrued expenses	(8,748)	58,118
Net cash flows from operating activities	(122,407)	(69,540)

Cash flows from investing activities:
Purchase of fixed assets		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	-	51,847
Proceeds from sale of common stock	41,032	70,764
Related party transaction	75,970	(53,071)
Net cash flows from financing activities	117,002	69,540
Net cash flows	(5,405)	-

Cash and equivalents, beginning of period	10,626	-
Cash and equivalents, end of period	$5,221	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(1,156)	$(361)
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration.  As of November 2008, the Company has refocused its operations and now operates as a retail store under the name Seen On Screen TV, Inc.  The Company trades under the symbol SONT.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the period ending January 31, 2012 and October 31, 2011.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2012 and October 31, 2011.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of a selection of products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2012 and October 31, 2011. The Company did not engage in any transaction involving derivative instruments.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the three months ended January 31, 2012 and 2011 were $4,237 and $6,371, respectively

Recently Issued Accounting Pronouncements:

As of and for the quarters ended January 31, 2011 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2012, the Company had an accumulated deficit of $34,781,238. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

Note 3 - Related Party Loans

The Company has multiple related party transactions.  These related party transactions include accrued rent, accrued compensation and officer and shareholder payable.  These accounts are provided for working capital purposes, and is unsecured, non-interest bearing, and have no specific terms of repayment.

For the year ended October 31, 2011, the Company has increased the balance of accrued rent by $25,980, increased accrued compensation by $384,000 and decreased officer and shareholder payable by $24,100.

The balance of these related party transactions on October 31, 2011 was $1,408,847.

For the period ending January 31, 2012, the Company has increased the balance of accrued rent by $6,000, increased accrued compensation by $96,000 and decreased officer and shareholder payable by $26,030.

The balance of these related party transactions on January 31, 2012 was $1,484,817.

Note 4 - Common Stock

On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2 - 5 reverse split.  As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock.  All share amounts have been retroactively adjusted for all periods presented.

During the fiscal year ending October 31, 2011, the Company issued 3,624,523 shares for $248,492.

During the fiscal period ending January 31, 2012, the Company issued 820,000 shares for 41,032.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	201
Deferred tax asset attributable to:
Net operating loss carryover	$596,057	$263,692
Less, Valuation allowance	(596,057)	(263,692)
Net deferred tax asset	-	-

At October 31, 2011, an unused net operating loss carryover approximating $1,295,225 is available to offset future taxable income; it expires beginning in 2034.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2011 and 2010:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 6 – Subsequent Events

The Company is in negotiations with the officers and shareholders to convert their notes payable for common stock.  No formal agreement has been completed.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington and one in the state of Florida.

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

Results of Operations

Gross Profit (Loss)

For the period ended January 31, 2012 and January 31, 2011, we had a loss of $96,264 and $170,103, respectively. The $73,839 change is due to different in operating stores between the two periods.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $114,576 from $323,343 for the period ended January 31, 2011 to $208,767 for the period ended January 31, 2012. The decrease was due to closing stores gradually during the last quarter of 2011.

Net Loss from Operations

Our operating net loss for the period ended January 31, 2012 was $112,503 compared to a loss of $153,240 for the period ended January 31, 2011. The decrease in loss from operations of $40,737 was due to the reduction in the number of operating stores in previous periods.

Interest Expense

Interest expense and related financing fees for the period ended January 31, 2012 was $1,156 compared to $361 for the period ended January 31, 2011, an increase of $795. The increase in interest expense and related financing fees was due to the reduction in the liabilities due to closing some stores.

Discontinued Operation

During the periods ended January 31, 2012 and January 31, 2011, we did not close any stores.

Net Loss

During the periods ended January 31, 2012 and January 31, 2011, we incurred net losses of $113,659 and $153,601, respectively. The decrease loss of $39,942 was primarily due to the difference in operating stores for these periods.

Liquidity and Capital Resources

As of January 31, 2012, we had a working capital deficit of $34,781,238, as compared to a working capital deficit of $34,667,579 as of October 31, 2011. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $122,407 during the period ended January 31, 2012 was primarily a result of our $113,659 net loss reconciled with our net non-cash expenses. Cash used in operations of $69,540 during the year ended October 31, 2011 was primarily a result of our $153,601 net loss reconciled with our net non-cash expenses.

Investing Activities

During the period ended January 31, 2012 and the year ended October 31, 2011, we had no investing activities.

Financing Activities

During the period ended January 31, 2012, we generated proceeds of $117,002 from the sale of restricted shares of common stock to investors.

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

Impairment of Long-Lived Assets and Other Intangible Assets

We evaluated the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on our financial position and results of operations. For all periods presented, we determined that no impairment charges were incurred.

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

There was no change in our internal control over financial reporting during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of November, 2013.

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