Form 10-Q
period 2012-04-30
SEEN ON SCREEN TV INC.
filed 2013-11-21
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,486,523 as of April 30, 2012.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV, INC.
Balance Sheets

	April 30,	October 31,
	2012	2011
	unaudited	audited

ASSETS
Current assets:
Cash	$387	$10,626
Inventory	182,803	182,803
Employee advance	5,054
Security deposit	13,015	2,045

Total current assets	201,259	195,474

Total assets	$201,259	$195,474

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$28,464	$49,790

Total current liabilities	28,464	49,790

Long term liabilities:
Accrued rent payable	86,753	74,753
Accrued compensation	1,276,000	1,084,000
Officer and shareholder payable	218,499	250,094

Total long term liabilities	1,581,252	1,408,847

Total liabilities	1,609,716	1,458,637

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 35,486,523 and 34,266,523 shares issued and outstanding	35,487	34,267
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,429,960	33,370,149
Stock subscription	132,500
Deficit accumulated during the development stage	(35,006,404)	(34,667,579)
Total stockholders’ deficit	(1,408,457)	(1,263,163)
Total liabilities and stockholders’ deficit	$201,259	$195,474

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
	unaudited	unaudited	unaudited	unaudited

Sales	$67,512	$89,916	$218,661	$385,899

Cost of Sales	54,589	22,479	109,473	148,359

Gross Profit	12,923	67,437	109,188	237,540

General and administrative expenses:
Wages and salaries	121,926	156,004	239,985	313,352
Taxes	3,607	7,364	6,336	14,808
Advertising and marketing	5,896	2,850	6,903	9,220
Legal and professional	7,846	-	7,846	15,045
Travel and entertainment	2,032	5,905	2,603	12,057
Rent	48,227	52,236	105,959	153,229
Other office and miscellaneous	(19,341)	20,228	48,008	50,246
Total operating expenses	170,193	244,587	417,640	567,957
(Loss) from operations	(157,270)	(177,150)	(308,452)	(330,417)

Other income (expense):
Interest (expense)	(29,216)	(238)	(30,373)	(599)
Income/(Loss) before taxes	(186,486)	(177,388)	(338,825)	(331,016)
Provision/(credit) for taxes on income	-	-	-	-

Net Income/(loss)	$(186,486)	$(177,388)	$(338,825)	$(331,016)

Basic earnings/(loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	34,743,192	32,473,136	34,876,525	31,662,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Six months	Six months
	Ended	Ended
	April 30,	April 30,
	2012	2011
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(338,825)	$(331,016)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Loss on abandoned property	-
Inventory	-	32,659
Other current assets	(16,024)	-
Accounts payable and accrued expenses	(21,326)	185,904
Net cash flows from operating activities	(376,175)	(112,453)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	-	(15,178)
Proceeds from sale of common stock	61,031	257,614
Stock subscription	132,500
Related party transaction	172,405	(129,983)
Net cash flows from financing activities	365,936	112,453
Net cash flows	(10,239)	-

Cash and equivalents, beginning of period	10,626	-
Cash and equivalents, end of period	$387	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(30,373)	$(599)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

The Company was originally incorporated as “Naxos Resources Ltd.” (“Naxos” in British Columbia under the Canada Business Corporation act on May 23, 1986, with its principal place of business in Vancouver, BC.  In 2000, The Company moved its executive and administrative offices to San Francisco, CA, USA.

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration. As of November 2008, the Company has refocused its operations and now operates as a retail store under the name Seen On Screen TV, Inc. and purchases products purchased from companies advertising on TV. The Company trades under the symbol SONT.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six month period ending April 30, 2012 and year ended October 31, 2011.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2012 and October 31, 2011.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended April 30, 2012, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012

Accounts receivable

Trade receivables are carried at original invoice amount.  Management has determined that no allowance is necessary.  The allowance for doubtful accounts is based on management estimates of accounts that will not be collected in the future.  Receivables past due for more than 90 days are considered delinquent.  Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.  Recoveries of trade receivables previously written off are recorded when received.

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2012 and October 31, 2011. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the three months ended April 30, 2012 and 2011 are $5,896 and $2,850.  The advertising costs for the six months ended April 30, 2012 and 2011 were $6,903 and $9,220, respectively

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2012

Recently Issued Accounting Pronouncements:

As of and for the quarters ended April 30, 2012 and 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2012, the Company had an accumulated deficit of $35,006,404. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Related Party Transactions

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

For the period ending April 30, 2012, the Company has increased the balance of accrued rent by $12,000, increased accrued compensation by $192,000 and decreased officer and shareholder payable by $31,595.

The balance of these related party transactions on April 30, 2012 was $1,581,252.

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
April 30, 2012

During the fiscal year ending October 31, 2011, the Company issued 3,624,523 shares for $248,492.

During the fiscal period ending January 31, 2012, the Company issued 820,000 shares for 41,032.

During the fiscal period ending April 30, 2012, the Company issued 400,000 shares for cash in the amount of $20,000.

On April 30, 2012, The Company issued 2,650,000 for settlement of $132,500 of related party debt.  The Company has not issued these shares as of April 30, 2012.  The Company has recorded these shares as a stock subscription.

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

Note 6 – Subsequent Events

Management has reviewed events between 1-31-12 and 11-01-13 and no significant events other than being in negotiations with the officers and shareholders to convert their notes payable for common stock were identified.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington, two in the state of Florida and one in the state of California.

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

Results of Operations

Gross Profit (Loss)

For the three month period ended April 30, 2012 and April 30, 2011, we had a gain in profits of $12,923 and $67,437, respectively. The $54,514 change is due to different in operating stores between the two periods.  For the six month period ended April 30, 2012 and April 30, 2011, we had a profits of $109,188 and $237,540, respectively. The $128,352 decrease is due to fewer operating stores as well as the increase of cost of goods sold between the two periods.

Total Expenses

Our total cost of sales and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $74,394 from $244,587 for the three month period ended April 30, 2011 to $170,1993 for the three month period ended April 30, 2012.  That change is due to the change in the number of operating stores between the two periods.  For the six month period ended April 30, 2012 and April 30, 2011, our total expenses were $417,640 and $567,957, respectively. The $150,317 decrease is due to resulting fewer operating stores between the two periods.

Net Loss from Operations

Our operating net loss for the three month period ended April 30, 2012 was $157,270 compared to a loss of $177,150 for the three month period ended April 30, 2011. The decrease in loss from operations of $19,880 was due to the change in the number of operating stores.  Our operating net loss for the six month period ended April 30, 2012 was $308,452 compared to a loss of $330,417 for the six month period ended April 30, 2011. The decrease in of $21,965 was due to fewer stores in operation.

Interest Expense

Interest expense and related financing fees for the three month period ended April 30, 2012 was $29,216 compared to $238 for the three month period ended April 30, 2011, an increase of $28,978. The increase in interest expense and related financing fees was due to the increase in the liabilities.  Interest expense and related financing fees for the six month period ended April 30, 2012 was $30,373 compared to $599 for the six month period ended April 30, 2011, an increase of $29,774. The increase in interest expense and related financing fees was due to the increase in the liabilities.

Net Loss

During the three month periods ended April 30, 2012 and April 30, 2011, we incurred net losses of $186,486 and $177,388, respectively. The change of $9,098 was primarily due to the difference in operating stores for these periods.  During the six month periods ended April 30, 2012 and April 30, 2011, we incurred net losses of $388,825 and $331,016, respectively. The decrease of $7,809 was primarily due to the difference in operating stores for these periods.

Liquidity and Capital Resources

As of April 30, 2012, we had a working capital deficit of $35,006,404, as compared to a working capital deficit of $34,667,579 as at October 31, 2011. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $376,175 during the period ended April 30, 2012 was primarily a result of our $338,825 net loss reconciled with our net non-cash expenses.  Cash used in operations of $112,453 during the period ended April 30, 2011 was primarily a result of our $331,016 net loss reconciled with our net non-cash expenses

Investing Activities

During the period ended April 30, 2012 and April 30, 2011, we had no investing activities.

Financing Activities

During the period ended April 30, 2012, we generated proceeds of $365,936 from the sale of restricted shares of common stock to investors and related party transactions.  As compared with the period ended April 30, 2011, we generated proceeds of $112,453 from the sale of restricted shares of common stock to investors and related party transactions.

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

Inventory

Inventories consist of merchandise that is ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, we determined that no reserves were necessary.

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

We markets our products directly to our customers and have developed retail pricing for all revenue generating products. In addition, we may mark-down prices on an individual case basis to increase demand for our products, and increase our sales to boost up the market.

Advertising and Marketing Costs

We expense advertising and marketing costs as they are incurred.

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

There was no change in our internal control over financial reporting during the quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of November, 2013.

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