Form 10-Q
period 2012-07-31
SEEN ON SCREEN TV INC.
filed 2013-11-26
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,486,523 as of July 31, 2012.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SEEN ON SCREEN TV, INC.
Balance Sheets

	July 31,	October 31,
	2012	2011
	unaudited	audited

ASSETS
Current assets:
Cash	$4,708	$10,626
Inventory	182,803	182,803
Employee advance	4,162
Security deposit	13,015	2,045
Total current assets	204,688	195,474

Total assets	$204,688	$195,474

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$35,440	$49,790
Total current liabilities	35,440	49,790

Long term liabilities:
Accrued rent payable	92,753	74,753
Accrued compensation	1,372,000	1,084,000
Officer and shareholder payable	192,864	250,094
Total long term liabilities	1,657,617	1,408,847

Total liabilities	1,693,057	1,458,637

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 35,486,523 and 34,266,523 shares issued and outstanding	35,487	34,267
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,429,960	33,370,149
Stock subscription	231,600
Deficit accumulated during the development stage	(35,185,416)	(34,667,579)
Total stockholders’ deficit	(1,488,369)	(1,263,163)

Total liabilities and stockholders’ deficit	$204,688	$195,474

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
	unaudited	unaudited	unaudited	unaudited

Sales	$61,743	$24,934	$265,961	$170,835

Cost of Sales	10,720	9,958	114,416	59,374

Gross Profit	51,023	14,976	151,545	111,461

General and administrative expenses:
Wages and salaries	141,281	29,988	373,640	41,790
Taxes	4,767	1,388	10,880	3,483
Advertising and marketing	4,053	-	10,956	3,398
Legal and professional	8,200	241	16,046	5,913
Travel and entertainment	2,032	1,281	5,929	-
Rent	43,386	18,307	161,385	102,742
Other office and miscellaneous	24,730	(2,561)	48,034	4,588
Total operating expenses	228,449	48,644	626,870	161,914
(Loss) from operations	(177,426)	(33,668)	(475,325)	(50,453)

Other income (expense):
Interest (expense)	(1,586)	(241)	(31,959)	(917)
Income/(Loss) before taxes	(179,012)	(33,909)	(507,284)	(51,370)
Provision/(credit) for taxes on income	-	-	-	-

Net loss before extraordinary items	(179,012)	(33,909)	(507,284)	(51,370)
Net loss on discontinued operations, net of tax	-	(105,964)	(10,554)	(419,519)
Net Income/(loss)	$(179,012)	$(139,873)	$(517,838)	$(470,889)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	34,743,192	32,682,000	34,876,525	32,682,000

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Nine months	Nine months
	Ended	Ended
	July 31,	July 31,
	2012	2011
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(517,838)	$(51,370)

Loss on discontinued operations		(419,519)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Rounding	1
Loss on abandoned property	-	2,205
Inventory	-	32,659
Other current assets	(15,132)	-
Accounts payable and accrued expenses	(14,350)	42,100
Net cash flows from operating activities	(547,319)	(393,925)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	-	-
Proceeds from sale of common stock	61,031	172,081
Stock subscription	231,600
Related party transaction	248,770	301,970
Net cash flows from financing activities	541,401	474,051
Net cash flows	(5,918)	80,126

Cash and equivalents, beginning of period	10,626	(54,358)
Cash and equivalents, end of period	$4,708	$25,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(31,959)	$(917)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine month period ending July 31, 2012 and year ended October 31, 2011.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2012 and October 31, 2011.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended July 31, 2012, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2012 and October 31, 2011. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the three months ended July 31, 2012 and 2011 are $4,053 and $0.  The advertising costs for the six months ended July 31, 2012 and 2011 were $10,956 and $3,398, respectively

Recently Issued Accounting Pronouncements:

As of and for the quarters ended July 31, 2012 and 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2012, the Company had an accumulated deficit of $35,185,416. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending July 31, 2012, the Company has increased the balance of accrued rent by $18,000, increased accrued compensation by $288,000 and decreased officer and shareholder payable by $24,100.

The balance of these related party transactions on July 31, 2012 was $1,657,617.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

During the fiscal period ending April 30, 2012, the Company issued 400,000 shares for cash in the amount of $20,000.

On April 30, 2012, The Company issued 2,650,000 for settlement of $132,500 of related party debt.  The Company has not issued these shares as of April 30, 2012.  The Company has recorded these shares as a stock subscription.

During the fiscal period ending July 31, 2012, the Company received $99,100 for unissued 1,982,000 shares of stock.  These shares are listed as a stock subscription until issued.

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

Note 6 – Subsequent Events

Management has reviewed events between 1-31-12 and 11-1-13 and no significant events other than being in negotiations with the officers and shareholders to convert their notes payable for common stock were identified.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

Note 7 – Discontinued Operations

SEEN ON SCREEN TV, INC.
Discontinued Operations- Unaudited
July 31, 2012

	Nine months
	Ended
	July 31,	Eliminate
	2012	Dulphin	Net

Sales	$280,404	$14,443	$265,961

Cost of Sales	120,193	5,777	114,416

Gross Profit	160,211	8,666	151,545

General and administrative expenses:
Wages and salaries	381,266	7,626	373,640
Taxes	11,102	222	10,880
Advertising and marketing	10,956		10,956
Legal and professional	16,046		16,046
Computer and internet	-		-
Travel and entertainment	5,929		5,929
Product development costs	-		-
Bank charges	-		-
Rent	170,149	8,764	161,385
Depreciation and amortization	-		-
Other office and miscellaneous	50,642	2,608	48,034
Total operating expenses	646,090	19,220	626,870
(Loss) from operations	(485,879)	(10,554)	(475,325)

Other income (expense):
Interest income
Interest (expense)	(31,959)		(31,959)
Income/(Loss) before taxes	(517,838)	(10,554)	(507,284)
Provision/(credit) for taxes on income	-	-	-

Net loss before extraordinary items	(517,838)	(10,554)	(507,284)
Net loss on discontinued operations, net of tax	-	-	(10,554)
Net Income/(loss)	$(517,838)	$(10,554)	$(517,838)

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

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington and one in the state of California and three in the state of Florida.

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

Results of Operations

Gross Profit (Loss)

For the three month period ended July 31, 2012 and July 31, 2011, we had a gain of $51,023 and $14,976, respectively. The $36,047 change is due to the increase in operating stores between the two periods. For the nine months ended July 31, 2012 and July 31, 2011, we had a gain of 151,545 and $111,461 respectively. The $40,084 increase is due to the increase in the number of operating stores to four stores.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $179,805 from $48,644 for the three month period ended July 31, 2011 to $228,449 for the three month period ended July 31, 2012. The increase was due to opening new stores during this period. For the nine month ended July 31, 2012 and July 31, 2011, we had $626,870 and $161,914 respectively. The increase of $464,956 is due to the change of number of stores between the nine month period ending July 31, 2011 during which we reduced the number of stores from six to only two, while for the nine months ended July 31, 2012 we increased the number of operating stores from two to four.

Net Loss from Operations

Our operating net loss for the three months period ended July 31, 2012 was $177,426 compared to a loss of $33,668 for the three months period ended July 31, 2011. The increase in loss from operations of $143,758 was due to the increase in the number of operating stores during this period.  For the nine months period ended July 31, 2012 and July 31, 2011 we had net losses of $475,325 and $50,453 with $424,872 increase, and this increase is due to the change of operating stores.

Interest Expense

Interest expense and related financing fees for the three months period ended July 31, 2012 was $1,586 compared to $241 for the three months period ended July 31, 2011, an increase of $1,345. The increase in interest expense and related financing fees was due to the increase in the liabilities due to opening new stores.  For the nine months period ended July 31, 2012 and July 31, 2011, we had an increase of $31,042 from $917 for July 31, 2011 to $31,959 for July 31, 2012.  This increase is due to the increase in the liability.

Discontinued Operation

During the three months periods ended July 31, 2012 we had not closed additional stores, where for the three months ended July 31, 2011 we incurred $105,964 in loss from closing stores. For the nine months ended July 31, 2012 we incurred $10,554, compared to $419,519 for the nine month period ended July 31, 2011.  This was the results of closing more stores during the nine months ended July 31, 2011, than the nine months ended July 31, 2012.

Net Loss

During the three months periods ended July 31, 2012 and July 31, 2011, we incurred net losses of $179,012 and $139,873, respectively. The increase loss of $39,139 was primarily due to the difference in operating stores for these periods. For the nine months ended July 31, 2012 and July 31, 2011, we incurred a loss of $ 517,838 and $470,889 with a increase in expenses of $46,949 reflecting the closed stores.

Liquidity and Capital Resources

As of July 31, 2012, we had a working capital deficit of $35,185,416, as compared to a working capital deficit of $34,667,579 as of October 31, 2011. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $547,319 during the period ended July 31, 2012 was primarily a result of our $517,838 net loss reconciled with our net non-cash expenses. Cash used in operations of $393,925 during the year ended July 31, 2011 was primarily a result of our $51,370 net loss reconciled with our net non-cash expenses.

Investing Activities

During the nine month period ended July 31, 2012 and the year ended July 31, 2011, we had no investing activities.

Financing Activities

During the nine month period ended July 31, 2012, we generated proceeds of $541,401 from the sale of restricted shares of common stock to investors and related party transactions.

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

There was no change in our internal control over financial reporting during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of November, 2013.

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