Form 10-K
period 2012-10-31
SEEN ON SCREEN TV INC.
filed 2014-01-07
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2012

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2012: $ 2,565,850.52.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date, as of October 31, 2012, total outstanding common shares was:  34,266,523 shares

PART I

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

Our Employees

As of October 31, 2012, we employed approximately 2 full-time and 5 part-time employees.  We currently are not a party to any collective bargaining agreements.

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

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter:8/1/2012 to 10/31/2012	$0.066	$0.066
Third Quarter: 5/1/2012 to 7/31/2012	$0.015	$0.015
Second Quarter: 2/1/2012 to 4/30/2012	$0.056	$0.056
First Quarter: 11/1/2011 to 1/31/2012	$0.036	$0.036

Fiscal Year – 2011	High Bid	Low Bid
Fourth Quarter:8/1/2011 to 10/31/2011	$0.09	$0.05
Third Quarter: 5/1/2011 to 7/31/2011	$0.07	$0.026
Second Quarter: 2/1/2011 to 4/30/2011	$0.045	$0.04
First Quarter: 11/1/2010 to 1/31/2011	$0.083	$0.066

Holders

At October 31, 2012, there were 38,876,523 shares of our common stock outstanding. Our shares of common stock are held by approximately 914 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Results of Operations

Loss

For the year ended October 31, 2012 the Company had a gain of $ 133,565. This result’s from the fact that the Company had adjusted its supply chain, which increased the cost of goods sold reducing the company’s profit. Compare to $(199,888) for the year end October 31, 2011.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $381,522 from $356,780 for the year ended October 31, 2011 to $ 738,302 for the year ended October 31, 2012.the increase is due to the increase in the number of operating stores during the year ended October 2012.

Net Loss from Operations

Our operating net loss for the year ended October 31, 2012 was $604,737 compared to a loss of $556,668 for the year ended October 31, 2011. The increase loss from operations of $48,069 or 0.92% was due to the change in the number of operating stores.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2012 was $32,300 compared to $1,356 for the year ended October 31, 2011, a decrease of $30,944. The decrease in interest expense and related financing fees was due to the change in the liabilities due to the number of operating stores.

Discontinued Operation

During the years ended October 31, 2012 and 2011 the Company had closed 2 stores. The loss incurred from the discontinued operation was $419,519 in October 31, 2011 compare with $48,314 in October 31, 2012.

Net Loss

During the year ended October 31, 2012 and 2011the Company incurred net losses of $685,351 and $977,543 respectively. The decreased losses of $292,192 were primarily due to decrease in the number of stores operating during the last quarter 2011.

Liquidity and Capital Resources

As of October 31, 2012, we had a working capital deficit of $35,352,930, as compared to a working capital deficit of $34,667,579 as of October 31, 2011. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $692,045 during the year ended October 31, 2012 was primarily a result of our $685,351 net loss reconciled with our net non-cash expenses relating to change in assets and accounts payable and accrued expenses. Cash used in operations of $569,378 during the year ended October 31, 2011 was primarily a result of our $977,543 net loss reconciled with our net non-cash expenses relating to Loss on abandoned property and decrease in inventory.

Investing Activities

During the year ended October 31, 2012 and 2011, we had no investing activities.

Financing Activities

During the year ended October 31, 2012, we generated proceeds of $99,032 from the sale of restricted shares of common stock to investors.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEEN ON SCREEN TV, INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
October 31, 2012 and 2011	F-2

Statements of Operations:
For the year ended October 31, 2012 and 2011	F-3

Statement of Stockholders’ Equity:
October 31, 2012	F-4

Statements of Cash Flows:
For the year ending October 31, 2012 and 2011	F-5

Notes to Financial Statements:
October 31, 2012	F-6

Index to Financials

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

INDEPENDENT AUDITOR’ REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Seen On Screen TV, Inc.

We have audited the accompanying balance sheets of Seen On Screen TV, Inc. (A Development Stage Company) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ equity/(deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen On Screen TV, Inc. (An Exploration Stage Company) as of October 31, 2012 and 2011 the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

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

THOMAS J. HARRIS
Seattle, Washington
December 11, 2013

Index to Financials

SEEN ON SCREEN TV, INC.
Balance Sheets

	October 31,	October 31,
	2012	2011
	audited	audited
ASSETS
Current assets:
Cash	$1,154	$10,626
Inventory	182,803	182,803
Employee advance	2,365
Security deposit	2,515	2,045
Total current assets	188,837	195,474

Total assets	$188,837	$195,474

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$45,931	$49,790
Note Payable	8,008
Total current liabilities	53,939	49,790

Due to related parties:
Accrued rent payable	98,753	74,753
Accrued compensation	1,468,000	1,084,000
Officer and shareholder payable	163,027	250,094

Total long term liabilities	1,729,780	1,408,847

Total liabilities	1,783,719	1,458,637

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 38,876,523 and 34,266,523 shares issued and outstanding	38,877	34,267
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,464,571	33,370,149
Stock subscription	254,600
Accumulated deficit	(35,352,930)	(34,667,579)
Total stockholders’ deficit	(1,594,882)	(1,263,163)
Total liabilities and stockholders’ deficit	$188,837	$195,474

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statements of Operations

	Year ended	Year ended
	October 31,	October 31,
	2012	2011
	audited	audited

Sales	$231,672	$271,025

Cost of Sales	98,107	470,913

Gross Profit	133,565	(199,888)

General and administrative expenses:
Wages and salaries	504,535	155,929
Taxes	21,327	7,896
Advertising and marketing	11,431	3,881
Legal and professional	17,551	8,383
Travel and entertainment	7,494	-
Rent	147,864	155,017
Other office and miscellaneous	28,100	25,674
Total operating expenses	738,302	356,780
(Loss) from operations	(604,737)	(556,668)

Other income (expense):
Interest (expense)	(32,300)	(1,356)
Income/(Loss) before taxes	(637,037)	(558,024)
Provision/(credit) for taxes on income	-	-

Net loss before discontinued operations	(637,037)	(558,024)
Net loss on discontinued operations, net of tax	(48,314)	(419,519)
Net Income/(loss)	$(685,351)	$(977,543)

Basic earnings/(loss) per common share	$(0.02)	$(0.03)

Weighted average number of shares outstanding	36,571,523	32,266,523

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statement of Stockholders’ Deficit

	Common Stock		Additional	Stock	Retained
	Shares	Amount	Paid in capital	Subscription	Deficit	Total

Balance - October 31, 2009	26,884,000	$26,884	$32,916,040	$-	$(33,372,354)	$(429,430)

Shares Issued	3,758,000	3,758	209,242			213,000

Net (loss)					(317,682)	(317,682)
			-
Balance - October 31, 2010	30,642,000	30,642	33,125,282	0	(33,690,036)	(534,112)

Shares Issued	3,624,523	3,625	244,867			248,492

Net (loss)					(977,543)	(977,543)

Balance - October 31, 2011	34,266,523	34,267	33,370,149	-	(34,667,579)	(1,263,163)

Shares Issued	4,610,000	4,610	94,422			99,032

Stock subscription				254,600		254,600

Net (loss)					(685,351)	(685,351)

Balance - October 31, 2012	38,876,523	$38,877	$33,464,571	$254,600	$(35,352,930)	$(1,594,882)

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Year ended	Year ended
	October 31,	October 31,
	2012	2011
	audited	audited
Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(685,351)	$(977,543)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Loss on abandoned property	-	2,039
Inventory	-	413,722
Other current assets	(2,835)	-
Accounts payable and accrued expenses	(3,859)	(7,596)
Net cash flows from operating activities	(692,045)	(569,378)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	-	(54,358)
Proceeds from sale of common stock	99,032	248,482
Stock subscription	254,600
Note payable	8,008
Related party transaction	320,933	385,880
Net cash flows from financing activities	682,573	580,004
Net cash flows	(9,472)	10,626

Cash and equivalents, beginning of period	10,626	-
Cash and equivalents, end of period	$1,154	$10,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(32,300)	$(1,356)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ending October 31, 2012 and 2011.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2012 and 2011.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended October 31, 2012, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2012 and 2011. The Company did not engage in any transaction involving derivative instruments.

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

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

Advertising

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2012 and 2011 are $11,431 and $3,881.

Recently Issued Accounting Pronouncements

For the year ended October 31, 2012 and 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2012, the Company had an accumulated deficit of $35,344,922. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending October 31, 2012, the Company has increased the balance of accrued rent by $24,000, increased accrued compensation by $384,000 and decreased officer and shareholder payable by $87,067.

The balance of these related party transactions on October 31, 2012 was $1,729,780.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

Note 4 – Note payable

The Company has a note payable with a former employee.  The note is related to unpaid wages associated with a store in California.  The balance of this payable at October 31, 2012 was $8,008.

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.

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

During the fiscal period ending October 31, 2012, the Company received $23,000 for unissued 460,000 shares of stock.  These shares are listed as a stock subscription until issued.

During the fiscal year ending October 31, 2012, the Company issued 4,610,000 shares for $99,032 cash.

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

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

The provision for refundable Federal income tax consists of the following:

	2012	2011
Refundable Federal income tax attributable to:
Current operations	$(226,914)	$(332,364)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	226,914	332,364
Net refundable amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$822,971	$596,057
Less, Valuation allowance	(822,971)	(596,057)
Net deferred tax asset	-	-

At October 31, 2012, an unused net operating loss carryover approximating $1,962,619 is available to offset future taxable income; it expires beginning in 2034.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2012 and 2011:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 7 – Discontinued Operations

During the period ending October 31, 2011, the Company had discontinued operations on 5 locations.  This took the total number of stores to two.  Due to the closure of these stores the Company recognized a discontinued loss of $419,519.  The Company has two stores operating on October 31, 2011.

During the period ending October 31, 2012, the Company discontinued operation of an additional three stores.  During the period the store opened 4 new stores and closed an additional three.  The closures resulted in a discontinued loss of $48,314.  The Company has three stores opened and operating.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2012

SEEN ON SCREEN TV, INC.
Discontinued Operations
October 31, 2012

	Year ended
	October 31,	Stores
	2012	Closed	Net

Sales	$399,325	$167,653	$231,672

Cost of Sales	165,168	67,061	98,107

Gross Profit	234,157	100,592	133,565

General and administrative expenses:
Wages and salaries	535,036	30,501	504,535
Taxes	22,516	1,189	21,327
Advertising and marketing	11,431		11,431
Legal and professional	17,551		17,551
Computer and internet	-		-
Travel and entertainment	7,494		7,494
Product development costs	-		-
Bank charges	-		-
Rent	233,941	86,077	147,864
Depreciation and amortization	-		-
Other office and miscellaneous	59,239	31,139	28,100
Total operating expenses	887,208	148,906	738,302
(Loss) from operations	(653,051)	(48,314)	(604,737)

Other income (expense):
Interest income
Interest (expense)	(32,300)		(32,300)
Income/(Loss) before taxes	(685,351)	(48,314)	(637,037)
Provision/(credit) for taxes on income	-	-	-

Net loss before discontinued operations	(685,351)	48,314	(637,037)
Net loss on discontinued operations, net of tax	-	(48,314)	(48,314)
Net Income/(loss)	$(685,351)	$-	$(685,351)

Note 8 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2013 and December 4, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the note below.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal controls that occurred during the year ended October 31, 2012 that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

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

Charles Carafoli – Director

Since February 2008, Mr. Carafoli has been a member of our board of directors. Since September 1988, Mr. Carafoli has been the President of South Street Package Store Inc. Since June 1978 to present, he is the President of Mayflower Service Center Inc. Since June 2004, Mr. Carafoli has been the President of Stevens the Florist Inc.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Plan Incentive	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2012	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2011	180,000	0	0	0	0	0	0	180,000

Roula Jarjour	2012	144,000	0	0	0	0	0	0	144,000
Vice President	2011	144,000	0	0	0	0	0	0	144,000

George Jarjour	2012	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2011	60,000	0	0	0	0	0	0	60,000

Father Gregory Ofiesh	2012	0	0	0	0	0	0	0	0
Former President	2011	0	0	0	0	0	0	0	0

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2012 or 2011 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2012.

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

The following table sets forth, as of October 31, 2012, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company’s chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

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

On April 6, 2010, we entered into a Stock Purchase Agreement and Plan of Reorganization with Antoine Jarjour and Roula Jarjour, husband and wife, wherein we agreed to acquire all of the ownership units of Seen on Screen TV LLC, a Washington Limited Liability Corporation, in exchange for 17,000,000 restricted shares of common stock. The effective date of the Agreement was November 1, 2008.

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

2012	$0	Fred Hackman, CPA
2011	$4,300	Fred Hackman, CPA

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Fred Hackman, CPA
2011	$9,200	Fred Hackman, CPA

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Fred Hackman, CPA
2011	$0	Fred Hackman, CPA

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Fred Hackman, CPA
2011	$0	Fred Hackman, CPA

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of January, 2014.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	January 6, 2014
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	January 6, 2014
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	January 6, 2014
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	January 6, 2014
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	January 6, 2014
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X