Form 10-Q
period 2013-01-31
SEEN ON SCREEN TV INC.
filed 2014-01-17
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
38,876,523 as of January 31, 2013.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	January 31,	October 31,
	2013	2012
	unaudited	audited
ASSETS
Current assets:
Cash	$-	$1,154
Inventory	182,803	182,803
Employee advance	1,062	2,365
Security deposit	2,515	2,515
Total current assets	186,380	188,837

Total assets	$186,380	$188,837

LIABILITIES
Current liabilities:
Checks in excess of deposits	$1,597	$-
Accounts payable and accrued taxes	57,122	45,931
Note Payable	8,008	8,008
Total current liabilities	66,727	53,939

Due to related parties:
Accrued rent payable	104,753	98,753
Accrued compensation	1,564,000	1,468,000
Officer and shareholder payable	159,601	163,027

Total long term liabilities	1,828,354	1,729,780

Total liabilities	1,895,081	1,783,719

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 38,876,523 and 34,266,523 shares issued and outstanding	38,877	38,877
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,464,571	33,464,571
Stock subscription	267,300	254,600
Accumulated deficit	(35,479,449)	(35,352,930)
Total stockholders’ deficit	(1,708,701)	(1,594,882)
Total liabilities and stockholders’ deficit	$186,380	$188,837

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2013	2012
	unaudited	unaudited

Sales	$44,385	$151,149

Cost of Sales	2,769	54,885

Gross Profit	41,616	96,264

General and administrative expenses:
Wages and salaries	126,705	118,058
Taxes	3,627	1,813
Advertising and marketing	601	4,237
Legal and professional	3,000	-
Travel and entertainment	191	571
Rent	21,993	69,386
Other office and miscellaneous	11,802	14,702
Total operating expenses	167,919	208,767
(Loss) from operations	(126,303)	(112,503)

Other income (expense):
Interest (expense)	(215)	(1,156)
Income/(Loss) before taxes	(126,518)	(113,659)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(126,518)	$(113,659)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	38,876,523	34,266,523

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2013	2012
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(126,518)	$(113,659)
Rounding	(1)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Other current assets	1,303	-
Accounts payable and accrued expenses	11,191	(8,748)
Net cash flows from operating activities	(114,025)	(122,407)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	1,597	-
Proceeds from sale of common stock	-	41,032
Stock subscription	12,700
Related party transaction	98,574	75,970
Net cash flows from financing activities	112,871	117,002
Net cash flows	(1,154)	(5,405)

Cash and equivalents, beginning of period	1,154	10,626
Cash and equivalents, end of period	$-	$5,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(215)	$(1,156)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration. As of November 2008, the Company has refocused its operations and now operates retail stores under the name Seen On Screen TV, Inc. and purchases products from companies advertising on TV. The Company trades under the symbol SONT.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending January 31, 2013 and year ending October 31, 2012.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2013 and October 31, 2012.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended January 31, 2013, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2013 and October 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the period ended January 31, 2013 and 2012 were $601 and $4,237, respectively.

Recently Issued Accounting Pronouncements:

For the period ended January 31, 2013 and year ended October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2013, the Company had an accumulated deficit of $35,479,449. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending January 31, 2013, the Company has increased the balance of accrued rent by $6,000, increased accrued compensation by $96,000 and decreased officer and shareholder payable by $3,426.

The balance of these related party transactions on January 31, 2013 was $1,828,354.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

Note 4 – Note payable

The Company has a note payable with a former employee.  The note is related to unpaid wages associated with a store in California.  The balance of this payable at October 31, 2012 was $8008.

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

During the fiscal period ending January 31, 2013, the Company received $12,700 for unissued 254,000 shares of stock.  These shares are listed as a stock subscription until issued.

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
January 31, 2013

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

Note 7 – Discontinued Operations

During the period ending October 31, 2012, the Company discontinued operation of an additional three stores.  During the period the store opened 4 new stores and closed an additional three.  The closures resulted in a discontinued loss of $48,314.  The Company has three stores open and operating.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

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

Note 8 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2012 and January 9, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements other than the note below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Gross Profit (Loss)

For the period ended January 31, 2013 and January 31, 2012, we had a gain of $41,616 and $96,264, respectively. The $54,648 decrease is due to the having only one operating store in January 31, 2013.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $40,848 from $208,767 for the period ended January 31, 2012 to $167,919 for the period ended January 31, 2013. The decrease is due to the reduction in the number of operating stores to one.

Loss from Operations

Our operating loss from operations for the period ended January 31, 2013 was $126,303 compared to a loss of $112,503 for the period ended January 31, 2012. The increase in loss from operations of $13,800 was due to the increase in the wages and salaries, increase in taxes, decrease in rent, and decrease in other office and miscellaneous.

Interest Expense

Interest expense and related financing fees for the period ended January 31, 2013 was $215 compared to $1,156 for the period ended January 31, 2012, a decrease of $941. The decrease in interest expense and related financing fees was due to the reduction in the number of operating stores to one

Net Loss

During the periods ended January 31, 2013 and January 31, 2012, we incurred net losses of $126,518 and $113,659 respectively. The increase loss of $12,859 was primarily due to the increase in expenses during 2013.

Liquidity and Capital Resources

As of January 31, 2013, we had a working capital deficit since inception of $35,479,449, as compared to a working capital deficit of $35,352,930 as of October 31, 2012. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $114,025 during the period ended January 31, 2013 was primarily a result of our $126,518 net loss reconciled with our net non-cash expenses. Cash used in operations of $122,407 during the year ended January 31, 2012 was primarily a result of our $113,659 net loss reconciled with our net non-cash expenses.

Investing Activities

During the period ended January 31, 2013 and the year ended January 31, 2012, we had no investing activities.

Financing Activities

During the period ended January 31, 2013, we generated proceeds of $112,871 from the sale of restricted shares of common stock to investors and related party transactions.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.         EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.

10.2	Rescission Agreement.

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of January, 2014.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.

10.2	Rescission Agreement.

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X