Form 10-Q
period 2013-04-30
SEEN ON SCREEN TV INC.
filed 2014-02-20
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
43,732,523 as of April 30, 2013.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	April 30,	October 31,
	2013	2012
	unaudited	audited
ASSETS
Current assets:
Cash	$2,299	$1,154
Accounts receivable	5,369	$-
Inventory	182,803	182,803
Employee advance	-	2,365
Security deposit	2,515	2,515
Total current assets	192,986	188,837

Total assets	$192,986	$188,837

LIABILITIES
Current liabilities:
Accounts payable and accrued taxes	$58,675	$45,931
Note Payable	8,008	8,008
Total current liabilities	66,683	53,939

Long-term liabilities:
Due to related parties:
Accrued rent payable	110,753	98,753
Accrued compensation	1,660,000	1,468,000
Officer and shareholder payable	170,800	163,027
Affiliate company	2,500

Total long term liabilities	1,944,053	1,729,780

Total liabilities	2,010,736	1,783,719

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 43,732,523 and 38,876,523 shares issued and outstanding	43,733	38,877
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	33,754,515	33,464,571
Stock subscription	-	254,600
Accumulated deficit	(35,615,998)	(35,352,930)
Total stockholders’ deficit	(1,817,750)	(1,594,882)
Total liabilities and stockholders’ deficit	$192,986	$188,837

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months	Six months	Six months
	Ended	Ended	ended	ended
	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012
	unaudited	unaudited	unaudited	unaudited

Sales	$14,084	$67,512	$58,469	$218,661

Cost of Sales	553	54,589	3,322	109,473

Gross Profit	13,531	12,923	55,147	109,188

General and administrative expenses:
Wages and salaries	109,076	121,926	235,781	239,985
Taxes	3,866	3,607	7,493	6,336
Advertising and marketing	50	5,896	651	6,903
Legal and professional	11,800	7,846	14,800	7,846
Travel and entertainment	174	2,032	365	2,603
Rent	14,395	48,227	36,388	105,959
Other office and miscellaneous	10,511	(19,341)	22,313	48,008
Total operating expenses	149,872	170,193	317,791	417,640
(Loss) from operations	(136,341)	(157,270)	(262,644)	(308,452)

Other income (expense):
Interest (expense)	(208)	(29,216)	(423)	(30,373)
Income/(Loss) before taxes	(136,549)	(186,486)	(263,067)	(338,825)
Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(136,549)	$(186,486)	$(263,067)	$(338,825)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	38,876,523	34,743,192	38,876,523	34,876,525

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Six months	Six months
	ended	ended
	April 30,	April 30,
	2013	2012
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(263,067)	$(338,825)
Rounding	(1)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable	(5,369)
Other current assets	2,365	(16,024)
Accounts payable and accrued expenses	12,744	(21,326)
Net cash flows from operating activities	(253,328)	(376,175)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	40,200	61,031
Stock subscription		132,500
Related party transaction	214,273	172,405
Net cash flows from financing activities	254,473	365,936
Net cash flows	1,145	(10,239)

Cash and equivalents, beginning of period	1,154	10,626
Cash and equivalents, end of period	$2,299	$387

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(423)	$(30,373)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

Note 1 - Summary of Significant Accounting Policies

General Organization and Business

The Company was originally incorporated as “Naxos Resources Ltd.” (“Naxos”) in British Columbia under the Canada Business Corporation Act on May 23, 1986, with its principal place of business in Vancouver, BC.  In 2000, The Company moved its executive and administrative offices to San Francisco, CA, USA.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ending April 30, 2013 and year ending October 31, 2012 as well as for the three and six month periods ended April 30, 2013 and 2012.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2013 and October 31, 2012.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended April 30, 2013, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2013 and October 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the period ended April 30, 2013 and 2012 were $651 and $6,903, respectively.

Recently Issued Accounting Pronouncements:

For the period ended April 30, 2013 and year ended October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2013, the Company had an accumulated deficit of $35,615,998. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Related Party Transactions

The Company has multiple related party transactions.  These related party transactions include accrued rent, accrued compensation and officer and shareholder payable.  These accounts are provided for working capital purposes, and are unsecured, non-interest bearing, and have no specific terms of repayment.

For the period ending October 31, 2012, the Company has increased the balance of accrued rent by $24,000, increased accrued compensation by $384,000 and decreased officer and shareholder payable by $87,067.

The balance of these related party transactions on October 31, 2012 was $1,729,780.

For the period ending April 30, 2013, the Company has increased the balance of accrued rent by $12,000, increased accrued compensation by $192,000, increased officer and shareholder payable by $7,773 and increased loans from affiliates by $2,500.

The balance of these related party transactions on April 30, 2013 was $1,944,053.

Note 4 – Contingent Liabilities

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

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

During the fiscal period ending April 30, 2013, the Company received $27,500 cash for 550,000 shares of stock.

During the fiscal period ending April 30, 2013, the Company issued 4,306,000 shares for all shares that money was received and not issued.  These amounts were listed as stock subscription.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2012 and 2011:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 7 – Discontinued Operations

During the period ending October 31, 2012, the Company discontinued operation of three additional stores.  During the period ending October 31, 2012, the Company opened 4 new stores and closed an additional three.  The closures resulted in a discontinued loss of $48,314.  The Company currently has three stores open and operating.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2013

Note 8 – Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will will conduct business under the name Seen On ScreenTV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.

Note 9 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2012 and January 21, 2014 and has identified the following for disclosure:

On July 31, 2013, the company issued 1,740,000 shares for a value of $87,000 for 5 cents per share.

On October 31, 2013, the company issued 1,454,000 shares for a value of $72,700 for 5 cents per share.

On January 10, 2014 the Company issued 7,700,000 shares for services valued at $385,000 and 2,034,280 shares to pay off amounts owed to shareholders of $101,714.

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

Results of Operations

Gross Profit (Loss)

For the three months ended April 30, 2013 and April 30, 2012, we had a gross profit of $13,531 and $12,923, respectively. The $608 increase at April 30, 2013 compared with April 30, 2012 is due to the lower cost of goods sold due to having only one operating store by the end of April 30, 2013.

Total Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by 20,321 from $170,193 for the period ended April 30, 2012 to $149,872 for the period ended April 30, 2013. From the period ending April 30, 2013, we had only one operating store.

Loss from Operations

Our operating loss from operations for the period ended April 30, 2013 was $136,341 compared to a loss of $157,270 for the period ended April 30, 2012. The decrease in loss from operations of $20,929 was due to the decrease in the wages and salaries, increase in taxes, decrease in rent, and increase in other office and miscellaneous.

Interest Expense

Interest expense and related financing fees for the period ended April 30, 2013 was $208 compared to $29,216 for the period ended April 30, 2012, a decrease of $29,008. The decrease in interest expense and related financing fees was due to the reduction in the number of operating stores to one

Net Loss

During the periods ended April 30, 2013 and April 30, 2012, we incurred net losses of $136,549 and $186,486 respectively. The decrease loss of $49,937 was primarily due to the decrease in expenses during 2013.

Liquidity and Capital Resources

As of April 30, 2013, we had a working capital deficit since inception of $35,615,998, as compared to a working capital deficit of $35,352,930 as of October 31, 2012. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Net cash flow from operating activities decreased by $122,847 from $367,175 during the period ending April 30, 2012, to $253,328 for the period ending April 30, 2013.  This decrease is due to a decrease in the net loss from Continuing Operation as well as a decrease in accounts receivable, and an increase in other current assets and an increase in accounts payable and accrued expenses.

Investing Activities

During the period ended April 30, 2013 and the period ended April 30, 2012, we had no investing activities.

Financing Activities

During the period ended April 30, 2013, we raised $40,200 from the sale of restricted shares of common stock to affiliates and unrelated parties.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ending April 30, 2013, we received $27,500 in cash and issued 550,000 shares of our restricted common stock therefore. Additionally, we issued 4,306,000 shares of our restricted common stock in consideration of $254,600 in cash which was paid to us during the period ending January 31, 2013. During the period ended January 31, 2013, these amounts were listed as stock subscription. 100,000 shares were sold to Charles Carafoli, one of our directors and an affiliate, and 4,206,000 shares were sold to unrelated third parties.

ITEM 5. OTHER INFORMATION.

During the period ended January 31, 2013, we failed to file a Form 8-K (Item 3.02) to disclose the sale of 4,206,000 restricted shares of common stock.

During the period ended April 30, 2013, we failed to file a Form 8-K (Item 3.02) to disclose the sale of 550,000 restricted shares of common stock.

During the period ending April 30, 2013, we received $27,500 in cash and issued 550,000 shares of our restricted common stock therefore. Additionally, we issued 4,306,000 shares of our restricted common stock in consideration of $254,600 in cash which was paid to us during the period ending January 31, 2013. During the period ended January 31, 2013, these amounts were listed as stock subscription. 100,000 shares were sold to Charles Carafoli, one of our directors and an affiliate, and 4,206,000 shares were sold to unrelated third parties

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 18th day of February, 2014.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X