Form 10-Q
period 2013-07-31
SEEN ON SCREEN TV INC.
filed 2014-03-19
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington   98201
(Address of principal executive offices, including zip code.)

425-367-4668
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
The Issuer had 45,472,523 shares of Common Stock, par value $0.001, outstanding as at July 31, 2013.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	July 31,	October 31,
	2013	2012
	unaudited	audited

ASSETS
Current assets:
Cash	$-	$1,154
Accounts receivable	8,678	-
Inventory	182,803	182,803
Related party receivable	23,500
Employee advance	2,077	2,365
Security deposit	2,515	2,515
Total current assets	219,573	188,837

Total assets	$219,573	$188,837

LIABILITIES
Current liabilities:
Checks in excess of deposits	$1,254	$-
Accounts payable and accrued taxes	77,202	45,931
Note Payable	8,008	8,008
Total current liabilities	86,464	53,939

Long-term liabilities:
Due to related parties:
Accrued rent payable	116,753	98,753
Accrued compensation	1,756,000	1,468,000
Officer and shareholder payable	157,336	163,027
Affiliate company	-
Total long term liabilities	2,030,089	1,729,780

Total liabilities	2,116,553	1,783,719

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 45,472,523 and 38,876,523 shares issued and outstanding	45,473	38,877
Preferred stock, authorized: 5,000,000 shares, par value $0.001 no preferred shares outstanding
Capital in excess of par value	33,839,775	33,464,571
Stock subscription	-	254,600
Accumulated deficit	(35,782,228)	(35,352,930)
Total stockholders’ deficit	(1,896,980)	(1,594,882)
Total liabilities and stockholders’ deficit	$219,573	$188,837

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months	Nine months	Nine months
	Ended	Ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012
	unaudited	unaudited	unaudited	unaudited

Sales	$10,686	$61,743	$69,155	$265,961

Cost of Sales	1,411	10,720	4,733	114,416

Gross Profit	9,275	51,023	64,422	151,545

General and administrative expenses:
Wages and salaries	113,946	141,281	349,727	373,640
Taxes	121	4,767	1,748	10,880
Advertising and marketing	1,113	4,053	1,764	10,956
Legal and professional	25,544	8,200	40,344	16,046
Travel and entertainment	2,464	2,032	2,828	5,929
Rent	20,719	43,386	60,912	161,385
Other office and miscellaneous	11,520	24,730	35,896	48,034
Total operating expenses	175,427	228,449	493,219	626,870
(Loss) from operations	(166,152)	(177,426)	(428,797)	(475,325)

Other income (expense):
Interest (expense)	(78)	(1,586)	(501)	(31,959)
Income/(Loss) before taxes	(166,230)	(179,012)	(429,298)	(507,284)
Provision/(credit) for taxes on income	-	-	-	-

Net loss before discontinued operations	(166,230)	(179,012)	(429,298)	(507,284)
Net loss on discontinued operations, net of tax	-	-	-	(10,554)
Net Income/(loss)	$(166,230)	$(179,012)	$(429,298)	$(517,838)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	39,611,523	34,743,192	39,611,523	34,876,525

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Nine months	Nine months
	ended	ended
	July 31,	July 31,
	2013	2012
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(429,298)	$(517,838)
Rounding	-	1
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable	(8,678)
Other current assets	(288)	(15,132)
Accounts payable and accrued expenses	31,271	(14,350)
Net cash flows from operating activities	(406,993)	(547,319)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:	1,830
Checks in excess of deposits
Proceeds from sale of common stock	127,200	61,031
Stock subscription		231,600
Related party transaction	276,809	248,770
Net cash flows from financing activities	405,839	541,401
Net cash flows	(1,154)	(5,918)

Cash and equivalents, beginning of period	1,154	10,626
Cash and equivalents, end of period	$-	$4,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(501)	$(31,959)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ending July 31, 2013 and year ending October 31, 2012 as well as for the three and nine month periods ended July 31, 2013 and 2012.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2013 and October 31, 2012.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche. For the period ended July 31, 2013, there was no change in inventory as the goods stored in the warehouse remained in storage and any purchases were directly shipped to the retail stores. An inventory count was completed in September 2013 and an adjustment was booked retroactively to adjust the value to actual.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

Fair value of financial instruments and derivative financial instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2013 and October 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the three month period ended July 31, 2013 and 2012 were $1,113 and $4,053. The advertising costs included in general and administrative expenses for the nine month period ended July 31, 2013 and 2012 were $1,764 and $10,956.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

Recently Issued Accounting Pronouncements:

For the period ended July 31, 2013 and year ended October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2013, the Company had an accumulated deficit of $35,782,228. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending July 31, 2013, the Company has increased the balance of accrued rent by $18,000, increased accrued compensation by $288,000, decreased officer and shareholder payable by $5,691 and increased receivables from affiliates by $23,500.

The net balance of these related party transactions on July 31, 2013 was $2,006,589.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

During the three month fiscal period ending July 31, 2013, the Company received $87,000 cash and issued 1,740,000 shares of stock.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2013

Note 8 – Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.

Note 9 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2012 and January 31, 2014 and has identified the following for disclosure:

On October 31, 2013, the Company issued 1,454,000 shares for a value of $72,700 for $0.05 per share.

On January 10, 2014, the Company issued 7,700,000 shares for services valued at $385,000 and 2,034,280 shares to pay off amounts owed to shareholders of $101,714.

On January 21, 2014, it was disclosed that the Company had issued 150,000 shares during the fiscal period ended July 31, 2014 for services that were later determined not required. Accordingly, management is in the process of canceling the shares.

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

Results of Operations

Gross Profit (Loss)

For the three months ended July 31, 2013, we generated a gross profit of $9,275, compared to $51,023 for the same period in 2012. Operating expenses were $175,427 for the three months ended July 31, 2013, compared to $228,449 for the same period in 2012. Costs associated with a decrease in wages and salaries, taxes, advertising and marketing, and an increase in general and administrative expenses, professional fees, and travel and entertainment expenses accounted for the difference.

For the nine months ended July 31, 2013, we generated a gross profit of $64,422, compared to $151,545 for the same period in 2012. Operating expenses were $493,219 for the nine months ended July 31, 2013, compared to $626,870 for the same period in 2012. Costs associated with a decrease in wages and salaries, taxes, advertising and marketing, and an increase in general and administrative expenses, professional fees, and travel and entertainment expenses accounted for the difference.

Loss from Operations

Our operating loss for the three month period ended July 31, 2013 was $166,152 as compared with a loss of $177,426 for the same three month period for 2012.  Costs associated with the loss from operations was a direct result of the decrease in the number of operating stores.

Our operating loss for the nine month period ended July 31, 2013 was $428,797 as compared with a loss of $475,325 for the same nine month period for 2012.  Costs associated with the loss from operations was a direct result of the decrease in the number of operating stores.  During the nine month period ended July 31, 2013 we had one operating store as compared with four operating stores during the period ended July 31, 2012.

Net Loss

During the three month period ended July 31, 2013, we incurred net losses of $166,230 as compared with a net loss of $179,012 for the same three month period in 2012.  Expenses associated, with a decrease of $12,782, in net losses were primarily due to a decrease in expenses.

During the nine month period ended July 31, 2013, we incurred net losses of $429,298 as compared with a net loss of $517,838 for the same nine month period in 2012.  Expenses associated, with a decrease of $88,540, in net losses were primarily due to a decrease in expenses.

Liquidity and Capital Resources

At July 31, 2013, we had assets of $219,573, including no cash, compared to assets of $188,837, including cash of $1,154, at July 31, 2012. The increase in assets is attributable to the increase in the related party receivables for the period ending July 31, 2013.

For the three month period ended July 31, 2013, we had a working capital deficit of $133,109, as compared to the working capital deficit of $134,898 at the year ended October 31, 2012. In the past we have relied on sales of our common stock to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

On March 19, 2009, we filed Articles of Amendment to consolidate our issued and outstanding common shares through a two-for-five (2-5) reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

During the fiscal year ending October 31, 2011, we issued 3,624,523 restricted shares of common stock to thirty individuals for a total of $248,492 in cash.  The individuals were all accredited investors.

On April 30, 2012, we issued 2,650,000 restricted shares of common stock to six individuals at a price of $0.05 per share for settlement $132,500 of related party debt.  As at April 30, 2012, we had not issued these shares. We have recorded these shares as a stock subscription.

During the fiscal period ending July 31, 2012, we received $99,100 in stock subscriptions for 1,982,000 unissued restricted shares of common stock, $0.05 per share, subscribed from eight individuals.  These shares are listed as a stock subscription until issued. The eight individuals were all accredited investors.

During the fiscal period ending October 31, 2012, we received $23,000 in stock subscriptions for 460,000 unissued restricted shares of common stock, $0.05 per share, subscribed by one individual. These shares are listed as a stock subscription until issued. The one individual was an accredited investors.

During the fiscal year ending October 31, 2012, we issued 4,610,000 restricted shares of common stock to seventeen individuals for a total of $99,032 in cash.  The seventeen individuals were all accredited investors.

During the fiscal period ending January 31, 2013, we received $12,700 in stock subscriptions for 254,000 unissued restricted shares of common stock, subscribed by two individuals at a price of $0.05 per share. These shares are listed as a stock subscription until issued.  The two individuals were accredited investors.

      During the fiscal period ending April 30, 2013, we received $27,500 in cash from three individuals for 550,000 restricted shares of stock, at a price of $0.05 per share.  The three individuals were all accredited investors.

During the fiscal period ending April 30, 2013, we issued 4,306,000 restricted shares of common stock for all subscriptions received, where shares had not been issued. These amounts were listed as stock subscription and are now listed as additional paid-in capital.

On July 31, 2013, we issued 1,740,000 restricted shares of common stock to twenty individuals at a price of $0.05 per share for a total of $87,000 in cash.  The twenty individuals were all accredited investors.

On October 31, 2013, we issued 1,454,000 restricted shares of common stock to seven individuals at a price of $0.05 per share for a total of $72,000 in cash.  The seven individuals were all accredited investors.

On January 10, 2014, we issued 7,700,000 restricted shares of common stock to five individuals at a price of $0.05 per share for services valued at $385,000.  The parties were not related parties.  On the same date, we issued 2,034,280 restricted shares of common stock to two individuals at a price of $0.05 per share for settlement $101,714 of related party debt.

On January 21, 2014, we had issued 150,000 shares during the fiscal period ended July 31, 2014 for services later determined not required. Accordingly, our management is in the process of canceling the shares.

Operating Activities

For the nine month period ended July 31, 2013, we had a net cash flow of operating activities of $406,993, as compared to $547,319 for the period ending July 31, 2012.  Costs associated with the decrease in the net cash flow of operating activities were continuing operation as well as a decrease in accounts receivable, and an increase in other current assets and an increase in accounts payable and accrued expenses.

Investing Activities

During the nine month periods ended July 31, 2013 and 2012, we had no investing activities.

Financing Activities

During the period ended July 31, 2013, we raised $127,200 from the sale of 1,740,000 restricted shares of common stock to affiliates and unrelated parties.

For the nine month period ended July 31, 2013, we had a net cash flow of financing activities of $405,839, as compared to $541,401 for the period ending July 31, 2012.  Costs associated with the decrease in the net cash flow of financing activities were continuing operation as well as an increases in checks in excess of deposits, proceeds from sales of common stock, and related party transactions, and a decrease in stock subscriptions.

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

ITEM 4.            CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ending July 31, 2013, we issued 1,740,000 restricted shares of common stock to twenty persons at a price of $0.05 per share for a total of $87,000. The twenty persons were all accredited investors.

ITEM 5.            OTHER INFORMATION.

During the period ended July 31, 2013, we failed to file a Form 8-K (Item 3.02) to disclose the sale of 1,740,000 restricted shares of common stock.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.01

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of March, 2014.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X