Form 10-K
period 2013-10-31
SEEN ON SCREEN TV INC.
filed 2014-05-23
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2013

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

4017 Colby Avenue
Everett, Washington 98201
(Address of Principal Executive Offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

None	None
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES ☐     NO ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K ( §229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2013: $1,142,297.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of October 31, 2013, total outstanding common shares was:  47,076,523 shares

PART I

ITEM 1.                          BUSINESS.

Our History

Seen on Screen TV Inc. ("Company," "we," "us," or "Seen on Screen"), formerly Franklin Lake Resources Inc., a Nevada corporation, was an exploration stage mining company with no ore reserves or mining operations. Our activities up to October 31, 2008, had been limited to searching for material to extract precious minerals from and designing a process for profitable extraction.

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

Our Business

We offer a selection of products to our customers that have been previously marketed via infomercials on various cable and TV stations across the nation. Generally marketing through infomercials provides intense marketing of a product over a short period of time, from four weeks to six months. The infomercial requires the customer to write down a phone number, pick up the phone and dial a call center to take the consumer's orders. The call centers have fulfillment centers package and ship the orders to the consumers.

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

We believe we provide a secure setting with the same or similar products in a retail setting. We, further, believe that the initial marketing of these products has created impressions in consumer's minds, which allows us to benefit from the previous marketing strategy. Our customers appreciate they can see, touch and feel our products. They are able to determine if the product meets their need. We purchase products we believe will sell in our stores, on Amazon, through our website and through the Tyler Gifts catalog.

Our strategy is to create a 'virtuous spiral' of retail stores, our on-line store, and our own in-house marketing production. Our in-house marketing will produce infomercials to solicit direct response from the consumer. We believe we can use these infomercial to drive traffic to our on-line store and to our retail stores.

We acquire our products, after the initial infomercial marketing period has ended. This occurs when the products has stopped being profitable, the sale of product slows and the inventory becomes available to us through various sources, including the original manufactures and marketers. We will market our products through retail stores located in shopping malls.

We have a limited business model, our retail stores will be located in shopping malls providing consistent foot traffic and walk-in business. The familiarity of the "As Seen on Screen TV" will attracts consumers from a wide range of income brackets and life stages to see the actual products they have seen on infomercials. We plan to feature well known products in our window displays to entice the consumer to enter the store. A consumer may enter to laugh at a Snuggy, and purchase a SalaFresh and purse size LED flashlight while in the stock. Our products will be competitively priced. We believe business model creates the perfect opportunity for impulse and "throw away" buying.

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

Our Retail Stores

The average store has approximately 1,600 square feet of selling space and is operated by a store manager, an assistant store manager and 1 or more sales clerks. At the end on 2013, our total store count included one retail store. Our retail stores are located in shopping centers. Our store strategy features low initial capital expenditures, limited maintenance capital, low occupancy and operating costs, and a focused merchandise offering. We plan to open 4 stores in 2014 and 8 in 2015. At the date of this report, the company doesn't not have the sufficient funds to open these stores; however, we have many investors interested in our company.  Each store will cost around $250,000 to open, that includes licensing, inventory, remodeling, marketing, rent, and employees. Also we will be working on our website to make it efficient, reliable and functional for customers.

Our Customers

Our customers vary with the location of our stores. Generally, we sell to the middle class and our customers tend to the 35-55 age bracket. The demographic of the shopping mall in which we are located also determines the consumers we attract. Our target market is value oriented malls which create a stream of general shoppers as opposed to targeted clothing malls. We focus on general category malls with stores like JC Penney, Macy's and/or Nordstrom. Customers who make purchases at our retail stores are often making impulse purchases. Our retail stores are not destination retail establishments, therefore, our customers can be inconsistent in the off season. During the fourth quarter, the winter holiday season, we are become a destination establishment. To attract new and retain existing customers, we continue to focus on product quality and selection, in-stock levels and pricing, improved store standards, convenient site locations, and a pleasant overall customer experience.

Our Suppliers

We purchase our merchandise from several sources, including the original marketing company. These are called "patent products." Patent Products are usually covered by various patents owned by the original inventor and/or marketing company. We, also, acquire similar products, i.e. generic products, from others who have created these generic products serving the same niche as the Patent Products. The generic products are significantly varied not to violate the rights of the Patent Products. Lastly, we source products that are generic. Our management has experience in sourcing these products. There are a limited number of manufacturers of this type of product. We believe our management has long-standing relations with the manufacturers, their representatives, and distributors, which will lead to sourcing of marketable products.

In addition, we source products from any of several "Product Shows" each year. At these Product Shows, we are able to meet directly with suppliers, representative and find cutting edge new products. Inventors and promoters frequent these shows with new products. We believe are may be able to acquire exclusive rights to products in this way.

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

Our Employees

As of October 31, 2013, we employed approximately one full-time and two part-time employees.  We currently are not a party to any collective bargaining agreements.

Available Information

Our Web site address is www.seenonscreentv.com. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                          PROPERTIES.

We currently do not own any property.

ITEM 3.                          LEGAL PROCEEDINGS.

On July 30, 2013, a judgment was entered in the Superior Court of the State of California, County of San Diego, Case No. 10-80132 GB captioned Majed Aleesay, plaintiff v. Seen on Screen TV, Inc., a Nevada corporation, defendant in the amount of $21,000.00 for wages; $9,792.00 liquidated damages; $1,940.32 interest; $41,153.80 additional wages for a total amount of $36,886.12 as plaintiff's award, plus $253.08 post hearing interest and $435.00 filing fees for a total amount of judgment of $37,574.20 all of which is accruing interest according to the law. As of the date of this report, there is a total amount of $40,164.11 owning to the plaintiff by the defendant.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol "SONT." The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Year - 2013	High Bid	Low Bid
Fourth Quarter:8/1/2013 to 10/31/2013	$0.19	$0.07
Third Quarter: 5/1/2013 to 7/31/2013	$0.25	$0.15
Second Quarter: 2/1/3to 4/30/2013	$0.24	$0.04
First Quarter: 11/1/2012 to 1/31/2013	$0.06	$0.01

Fiscal Year - 2012	High Bid	Low Bid
Fourth Quarter:8/1/2012 to 10/31/2012	$0.066	$0.066
Third Quarter: 5/1/2012 to 7/31/2012	$0.015	$0.015
Second Quarter: 2/1/2012 to 4/30/2012	$0.056	$0.056
First Quarter: 11/1/2011 to 1/31/2012	$0.036	$0.036

Holders

At October 31, 2013, there were 47,076,523 shares of our common stock outstanding. Our shares of common stock are held by approximately 940 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the three month period ending January 31, 2013, we issued 254,000 shares of common stock for $12,700. The shares were listed as a stock subscription until issued.  These shares were issued April 30, 2013.

During the three month period ending April 30, 2013, we issued 550,000 shares of common stock for $27,500.

During the three month period ending July 31, 2013, we issued 1,740,000 shares of common stock for $87,000.

During the fourth quarter of 2013, we issued 2,099,000 shares of common stock for $85,400.  924,000 of these shares were issued to related parties, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the fourth quarter of 2013.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Gross Profit

For the year ended October 31, 2013, the Company had a gross profit of $88,149 compared to a gross profit of $133, 565 for the year ended October 31, 2012. The decrease in gross profit is due to the decrease in the number of operating stores. At the year end October 31, 2013 the company had only one operating stores in Washington State

Total Operating Expenses

Our total cost and expenses which consist of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses increased by $1,733 from $738,302 for the year ended October 31, 2012 to $ 740,035 for the year ended October 31, 2013. This increase is due to different changes.  An increase in taxes by $10,735, a decrease in advertising and marketing by $9,467, increase in legal and professional expenses by $38,212, decrease in rent by$67,328 as well as increase in miscellaneous expenses by $37,415. The Company is focusing on being up-to-date on its financials the fact that increased legal and professional services.  The company operating stores reduced to only one store which reduced the rent and wages but increase other expenses.

Net Loss from Operations

Our operating net loss for the year ended October 31, 2013 was $651,886 compared to a loss of $604,737 for the year ended October 31, 2012.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2013 was $501 compared to $32,300 for the year ended October 31, 2012, a decrease of $32,208. The reason for this decrease was due to the change in the number of operating stores.

Discontinued Operation

During the years ended October 31, 2013 and 2012 the Company did not close any stores. The loss incurred from the discontinued operations was $48,314 for the year ended October 31, 2012.

Net Loss

During the year ended October 31, 2013 and 2012, the Company incurred net losses of $652,387 and $685,351 respectively. The decreased losses of $32,964 were primarily due to decrease in the number of stores operating during the year ended 2012.

Liquidity and Capital Resources

As of October 31, 2013, we had a working capital deficit of $36,005,317 as compared to a working capital deficit of $35,352,930 as of October 31, 2012. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $607,219 during the year ended October 31, 2013 was primarily a result of our $652,387 net loss reconciled with our net non-cash expenses relating to change in assets and accounts payable and accrued expenses. Cash used in operations of $692,045 during the year ended October 31, 2012 was primarily a result of our $685,351 net loss reconciled with our net non-cash expenses relating to Loss on abandoned property and decrease in inventory.

Investing Activities

During the year ended October 31, 2013 and 2012, we had no investing activities.

Financing Activities

During the year ended October 31, 2013, we generated proceeds of $454,500 from the sale of restricted shares of common stock to investors.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 1 to our audited financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

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

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEEN ON SCREEN TV, INC.

Independent Auditor Report	F-1

Balance Sheets:
October 31, 2013 and 2012	F-2

Statements of Operations:
Years ended October 31, 2013 and 2012	F-3

Statement of Shareholders' Deficits
October 31, 2013	F-4

Statements of Cash Flows:
Years ended October 31, 2013 and 2012	F-5

Notes to Financial Statements:
October 31, 2013 and 2012	F-6

HARRIS & GILLESPIE CPA'S, PLLC
CERTIFIED PUBLIC ACCOUNTANT'S
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

INDEPENDENT AUDITOR REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Seen On Screen TV, Inc.

We have audited the accompanying balance sheets of Seen On Screen TV, Inc. as of October 31, 2013 and 2012, and the related statements of operations, stockholders' equity/(deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen On Screen TV, Inc. as of October 31, 2013 and 2012 the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA'S, PLLC

Seattle, Washington
April 29, 2014

		SEEN ON SCREEN TV, INC.
		Balance Sheets

	October 31,	October 31,
	2013	2012

ASSETS
Current assets:
Cash	$-	$1,154
Inventory	194,959	182,803
Related party receivable	33,500
Employee advance	5,921	2,365
Security deposit	2,515	2,515
Total current assets	236,895	188,837

Total assets	$236,895	$188,837

LIABILITIES
Current liabilities:
Bank overdrafts	$39,677	$-
Accounts payable and accrued taxes	106,811	45,931
Note Payable	37,574	8,008
Total current liabilities	184,062	53,939

Long-term liabilities:
Due to related parties:
Accrued rent payable	122,753	98,753
Accrued compensation	1,852,000	1,468,000
Officer and shareholder payable	125,449	163,027

Total long term liabilities	2,100,202	1,729,780

Total liabilities	2,284,264	1,783,719

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized,
47,076,523 and 38,876,523 shares issued and outstanding	47,077	38,877
Preferred stock, authorized: 5,000,000 shares, par value
$0.001, no preferred shares outstanding
Capital in excess of par value	33,910,871	33,464,571
Stock subscription	-	254,600
Accumulated deficit	(36,005,317)	(35,352,930)
Total stockholders' deficit	(2,047,369)	(1,594,882)
Total liabilities and stockholders' deficit	$236,895	$188,837

SEEN ON SCREEN TV, INC.
Statements of Operations

	Year ended	Year Ended
	October 31,	October 31,
	2013	2012

Sales	$108,254	$231,672

Cost of Sales	20,105	98,107

Gross Profit	88,149	133,565

General and administrative expenses:
Wages and salaries	499,407	504,535
Taxes	32,062	21,327
Advertising and marketing	1,964	11,431
Legal and professional	55,763	17,551
Travel and entertainment	4,788	7,494
Rent	80,536	147,864
Other office and miscellaneous	65,515	28,100
Total operating expenses	740,035	738,302
(Loss) from operations	(651,886)	(604,737)

Other income (expense):
Interest (expense)	(501)	(32,300)
Income/(Loss) before taxes	(652,387)	(637,037)
Provision/(credit) for taxes on income	-	-

Net loss before discontinued operations	(652,387)	(637,037)
Net loss on discontinued operations, net of tax	-	(48,314)
Net Income/(loss)	$(652,387)	$(685,351)

Basic earnings/(loss) per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	42,976,523	36,571,523

SEEN ON SCREEN TV, INC.
Statement of Shareholders' Deficit

			Additional
	Common Stock		Paid in	Stock	Retained
	Shares	Amount	capital	Subscription	Deficit	Total

Balance - October 31, 2009	26,884,000	$26,884	$32,916,040	$-	$(33,372,354)	$(429,430)

Shares Issued	3,758,000	3,758	209,242			213,000

Net (loss)					(317,682)	(317,682)
			-
Balance - October 31, 2010	30,642,000	30,642	33,125,282	0	(33,690,036)	(534,112)

Shares Issued	3,624,523	3,625	244,867			248,492

Net (loss)					(977,543)	(977,543)

Balance - October 31, 2011	34,266,523	34,267	33,370,149	-	(34,667,579)	(1,263,163)

Shares Issued	4,610,000	4,610	94,422			99,032

Stock subscription				254,600		254,600

Net (loss)					(685,351)	(685,351)

Balance - October 31, 2012	8,876,523	38,877	33,464,571	254,600	(35,352,930)	(1,594,882)

Shares Issued	8,200,000	8,200	446,300			454,500

Stock subscription				(254,600)		(254,600)

Net (loss)					(652,387)	(652,387)

Balance - October 31, 2013	47,076,523	$47,077	$33,910,871	$-	$(36,005,317)	$(2,047,369)

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Year ended	Year ended
	October 31,	October 31,
	2013	2012

Cash flows from operating activities:
Net income (loss) from Continuing Operations	$(652,387)	$(685,351)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Inventory	(12,156)	-
Other current assets	(3,556)	(2,835)
Accounts payable and accrued expenses	60,880	(3,859)
Net cash flows from operating activities	(607,219)	(692,045)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdraft	39,677
Proceeds from sale of common stock	454,500	99,032
Stock subscription	(254,600)	254,600
Notes payable	29,566	8,008
Related party transaction	336,922	320,933
Net cash flows from financing activities	606,065	682,573
Net cash flows	(1,154)	(9,472)

Cash and equivalents, beginning of period	1,154	10,626
Cash and equivalents, end of period	$-	$1,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(501)	$(32,300)
Income taxes	$-	$-

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013 and 2012

Note 1 - Summary of Significant Accounting Policies

     General Organization and Business

The Company was originally incorporated as "Naxos Resources Ltd." ("Naxos" in British Columbia under the Canada Business Corporation Act on May 23, 1986, with its principal place of business in Vancouver, BC.  In 2000, The Company moved its executive and administrative offices to San Francisco, CA, USA.

On October 15, 2001, the shareholders approved the domiciliation of the Company to the United States.  On October 29, 2001, Articles of Incorporation and Articles of Domestication were filed with the Secretary of State of Nevada and Naxos was "continued" as a Nevada Corporation under the name of Franklin Lake Resources, Inc.  On January 3, 2002, Industry Canada Issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada.  On January 9, 2002, the name change to Franklin Lake Resources, Inc. became effective for trading purposes.

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

     Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended October 31, 2013 and 2012.

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

     Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2013 and 2012.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013 and 2012

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
•	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
•	The amount of revenue can be measured reliably;
•	It is probable that the economic benefits associated with the transaction will flow to the entity; and
•	The costs incurred or to be incurred in respect of the transaction can be measured reliably.
     Accounts receivable

Trade receivables are carried at original invoice amount.  Management has determined that no allowance is necessary.  The allowance for doubtful accounts is based on management estimates of accounts that will not be collected in the future.  Receivables past due for more than 90 days are considered delinquent.  Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.  Recoveries of trade receivables previously written off are recorded when received.

     Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

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

     Net Loss Per Share of Common Stock

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013 and 2012

     Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2013 and 2012 were $1,964 and $11,431.

     Recently Issued Accounting Pronouncements:

For the period ended October 31, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2013, the Company had an accumulated deficit of $36,005,317. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending October 31, 2013, the Company has increased the balance of accrued rent by $24,000, increased accrued compensation by $384,000, decreased officer and shareholder payable by $37,578 and increased receivables from affiliates by $33,500.

The net balance of these related party transactions on October 31, 2013 was $2,066,702.

Note 4 - Contingent Liabilities

The Company has a note payable with a former employee.  The note is related to unpaid wages associated with a store in California.  The balance of this payable at October 31, 2013 and 2012 was $37,574 and $8,008, respectively.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013 and 2012

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  However, due to additional circumstances, Management believes it would be prudent to show the full balance owing as of October 31, 2013.

As of the date the financial statements were issued, May 16, 2013, there had been no development in the case and the Company was still in the process of retaining an attorney to represent them.

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

During the fiscal period ending July 31, 2012, the Company received $99,100 for unissued 1,982,000 shares of stock.  These shares are listed as a stock subscription until issued.  These shares were issued April 30, 2013.

During the fiscal period ending October 31, 2012, the Company received $23,000 for unissued 460,000 shares of stock.  These shares are listed as a stock subscription until issued.  These shares were issued April 30, 2013.

During the fiscal year ending October 31, 2012, the Company issued 4,610,000 shares for $99,032 cash.

During the fiscal period ending January 31, 2013, the Company received $12,700 for unissued 254,000 shares of stock.  These shares are listed as a stock subscription until issued.  These shares were issued April 30, 2013.

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

During the three month fiscal period ending October 31, 2013, the Company received $85,400 cash and issued 2,099,000 shares of stock.

The common stock outstanding at October 31, 2013 was 47,076,523.

Note 6 - Income Taxes

As of October 31, 2013 and 2012, the Company had a net operating loss (NOL) carryforward of approximately $3,216,469 and $2,596,974, respectively, adjusted for other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2034. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at October 31, 2013 and 2012 to reduce the tax benefit asset value to zero.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2013 and 2012

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31:

	October 31,
	2013	2012
Deferred tax assets	1,087,161	822,971
Valuation allowance	(1,087,161)	(822,971)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2013 and 2012 was $264,190 and $226,914, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2013 and 2012:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 7 - Discontinued Operations

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
October 31, 2013 and 2012

Note 8 - Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.

Note 9 - Payroll Liabilities

As of October 31, 2013, the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $86,381.  The Company is currently working with the State and Federal Government in setting up payment plans.

Note 10 - Fair Value of Financial Instruments:

In accordance with financial accounting standards, a three-tiered hierarchy of input levels is used for fair value measurements of financial assets and financial liabilities, and for fair value measurement of non-financial items that are recognized and disclosed at fair value in the financial statements on a recurring basis.  Financial accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date.  Valuation techniques utilized to determine fair value are consistently applied.  The three tiers of inputs used for fair value measurements are as follows:

Level 1:  Fair values are based on quoted prices in active markets for identical assets and liabilities.  The Company's Level 1 assets and liabilities include cash, accounts receivable and other assets.

Level 2:  Fair values are based on observable inputs that include: quoted market prices for similar assets or liabilities; quoted market prices that are not in active market; or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets.  At October 31, 2013, the Company had no level 2 assets or liabilities.

Level 3:  Fair values are calculated by the use of pricing models and/or discounted cash flow methodologies, and may require significant management judgment or estimation.  The methodologies may result in a significant portion of the fair value being derived from unobservable data.  At October 31, 2013, the Company had no Level 3 assets or liabilities.

Note 11 - Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2013 and May 16, 2014 and has identified the following for disclosure:

On January 10, 2014 the Company issued 7,700,000 shares for services valued at $385,000 and 2,034,280 shares to pay off amounts owed to shareholders of $101,714.

On January 21, 2014, it was disclosed that the Company had issued 150,000 shares during the fiscal period ended July 31, 2013 for services that were later determined not required. Accordingly, management is in the process of canceling the shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal controls that occurred during the year ended October 31, 2013 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.                          OTHER INFORMATION.

In June 2013, we failed to file a Form 8-K relating to Items 1.01 - Entry Into A Material Definitive Agreement and Item 3.02 - Unregistered Sales of Equity Securities with respect to the following:

On June 6, 2013 we entered into a Private and Confidential Funding Term Sheet (the "Term Sheet") with AGS Capital Group LLC, a Florida Limited Liability Company ("AGS") wherein we have the right to put to AGS shares of our common stock to AGS in consideration of AGS paying us up to $5,000,000 therefore.  The foregoing is subject to the execution of definitive documents.  As partial consideration for the foregoing, we delivered 150,000 restricted shares of our common stock to AGS which was to cover the costs of AGS due diligence and the preparation of the definitive documents.  As of the date hereof, AGS has not delivered the definitive documents to us and there is no assurance that they ever will deliver the documents to us.  Accordingly, as of the date hereof, no further action has been taken by us or AGS to further the proposed put and there is no assurance any further action will ever occur.

PART III

ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	59	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	49	Vice President and Director	November 2008
George Jarjour	26	Chief Operating Officer and Director	November 2008
Charles Carrafoli	66	Director	February 2008
Father Gregory Ofiesh	79	Director	March 2001

[1]            The board acts as the audit committee, the compensation committee, and the governance committee.

Antoine Jarjour - President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

Since November 2008, Mr. Jarjour has been our president, principal executive officer, secretary, treasurer, principal accounting officer, principal financial officer and chairman of our board of directors. In addition to his duties as an officer and director, Mr. Jarjour is responsible for ordering products, managing wholesale orders, representing the company at trade shows, and seeking out new products. Since 2006, Mr. Jarjour has been the secretary and a member of the board of directors of The GNS Group Inc. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide. In addition to his duties as The GNS Group's secretary and a member of the board of directors, his responsibilities include searching for and evaluating new products and representing The GNS Group Inc. at all public functions. From 1992 to 2004, Mr. Jarjour was president, secretary, treasurer and the sole member of the board of directors of Meary, Inc. Meary, Inc., a Washington corporation, was engaged in the business of wholesale and retail sales popular products such as personal, sports, kitchen, kids, and pet products. In addition to his duties as president, secretary, treasurer, and a director, Mr. Jarjour was responsible for ordering products, managing wholesale orders, representing the company at trade shows, and seeking out new products.

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

George Jarjour - Chief Operating Officer

Since November 2008, Mr. Jarjour has been our chief operating officer. In addition to his duties as our vice-president, Mr. Jarjour's responsibilities include selling, marketing, promoting products, and managing day-to-day operations for The GNS Group Inc. Since 2006, Mr. Jarjour has been the vice president of The GNS Group Inc. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. The GNS Group Inc. is the exclusive distributor in North America for Intermetal Ltd., United Arab Emirates. Intermetal manufactures high-end contract furniture in Dubai, United Arab Emirates and supplies this furniture to over 1,000 properties worldwide.

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

Disclosure of Family Relationships.

There are no family relationships between any of the officers, directors, persons nominated or beneficial owners of more than five percent (5%) of any class of the issuer's equity securities, other than Antoine Jarjour is the husband of Roula Jarjour and the father of George Jarjour; Roula Jarjour is the wife of Antoine Jarjour and the mother of George Jarjour; and, George Jarjour is the son of Antoine Jarjour and the son of Roula Jarjour.

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

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Plan Incentive	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2013	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2012	180,000	0	0	0	0	0	0	180,000

Roula Jarjour	2013	144,000	0	0	0	0	0	0	144,000
Vice President	2012	144,000	0	0	0	0	0	0	144,000

George Jarjour	2013	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2012	60,000	0	0	0	0	0	0	60,000

Charles Carrafoli	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0

Father Gregory Ofiesh *	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0

*	The payments to Father Gregory Ofiesh are called management fees, but they are not payable in cash; they are payable only in shares of Company stock.

No funds were set aside or accrued by the Company during fiscal year 2013 or 2012 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2013.
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

The following table sets forth, as of October 31, 2013, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2][3]	9,119,000	19.37%

Roula Jarjour [1][2][3]	8,645,000	18.36%

George Jarjour [1]	0	0.00%

Charles Carrafoli [1]	9,424,000	20.02%

Father Gregory Ofiesh [4]	3,570,000	7.58%

All Officers and Directors as a Group (4 people)	30,758,000	65.33%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carrafoli are the only "promoters" of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 17,000,000 "restricted" shares of our common stock.

[4]	Father Ofiesh was a director; his ownership includes 2,408,080 shares for full consideration given and 1,161,920 shares for which he has warrants to purchase. Shares adjusted for 2:5 split.

 There are currently no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company. We know of no voting trusts or similar agreements between or among any of the above individuals.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fourth quarter ended October 31, 2013, we issued 290,000 shares of common stock to Antoine Jarjour, our president, director and 10% shareholder.  The shares were issued for $14,500 cash.  We also issued 634,000 shares of common stock to Charles Carafoli, a director, for $31,700 cash.

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

Since November 2008, the Company has rented office space in Everett, Washington from a company owned by stockholders Roula and Antoine Jarjour at $2,000 per month. There is no formal lease at this time. However the Company has renewed its lease with the Jarjour Family.  The new lease will expires on January 2017.

ITEM 14.                          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)            Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$28,750	Harris & Gillespie CPAs, PLLC
2012	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Fred Hackman, CPA

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Fred Hackman, CPA

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Fred Hackman, CPA

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Harris & Gillespie CPAs, PLLC
2012	$0	Fred Hackman, CPA

(5)            Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)            The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.				X

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2014.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	May 19, 2014
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	May 19, 2014
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	May 19, 2014
George Jarjour	of Directors

CHARLES CARRAFOLI	Member of the Board of Directors	May 19, 2014
Charles Carrafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	May 19, 2014
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.				X

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X