Form 10-Q
period 2014-01-31
SEEN ON SCREEN TV INC.
filed 2014-06-23
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington  98201
(Address of principal executive offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,"Â "non-accelerated filer,"Â and "smaller reporting company"Â in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	[ ]
Non-accelerated Filer	☐	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The Issuer had 57,055,808 shares of Common Stock, par value $0.001, outstanding as at January 31, 2014.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	January 31,	October 31,
	2014	2013
	unaudited
ASSETS
Current assets:
Cash	$-	$-
Inventory	189,762	194,959
Related party receivable	7,696	33,500
Employee advance	-	5,921
Security deposit	2,515	2,515
Total current assets	199,973	236,895

Total assets	$199,973	$236,895

LIABILITIES
Current liabilities:
Bank overdrafts	$8,917	$39,677
Accounts payable and accrued taxes	120,701	106,811
Note Payable	37,574	37,574
Total current liabilities	167,192	184,062

Long-term liabilities:
Due to related parties:
Accrued rent payable	140,753	122,753
Accrued compensation	1,903,000	1,852,000
Officer and shareholder payable	88,750	125,449

Total long term liabilities	2,132,503	2,100,202

Total liabilities	2,299,695	2,284,264

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized,
57,055,808 and 47,076,523 shares issued and outstanding	57,056	47,077
Preferred stock, authorized: 5,000,000 shares, par value
$0.001, no preferred shares outstanding
Capital in excess of par value	34,399,856	33,910,871
Stock subscription	10,000	-
Accumulated deficit	(36,566,634)	(36,005,317)
Total stockholders' deficit	(2,099,722)	(2,047,369)
Total liabilities and stockholders' deficit	$199,973	$236,895

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2014	2013
	unaudited	unaudited

Sales	$51,838	$44,385

Cost of Sales	32,179	2,769

Gross Profit	19,659	41,616

General and administrative expenses:
Wages and salaries	108,956	126,705
Taxes	5,142	3,627
Stock based compensation	385,000
Advertising and marketing	2,071	601
Legal and professional	28,270	3,000
Travel and entertainment	675	191
Rent	40,391	21,993
Other office and miscellaneous	10,471	11,802
Total operating expenses	580,976	167,919
(Loss) from operations	(561,317)	(126,303)

Other income (expense):
Interest (expense)	-	(215)
Income/(Loss) before taxes	(561,317)	(126,518)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(561,317)	$(126,518)

Basic earnings/(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	52,066,166	38,876,523

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2014	2013
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss)	$(561,317)	$(126,518)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Inventory	5,197	-
Other current assets	5,921	1,302
Accounts payable and accrued expenses	13,890	11,191
Stock based compensation	385,000
Net cash flows from operating activities	(151,309)	(114,025)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	(30,760)	1,597
Proceeds from sale of common stock	113,964	-
Stock subscription	10,000	12,700
Related party transaction	58,105	98,574
Net cash flows from financing activities	151,309	112,871
Net cash flows	-	(1,154)

Cash and equivalents, beginning of period	-	1,154
Cash and equivalents, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$-	$(32,300)
Income taxes	$-	$-

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014

Note 1 - Summary of Significant Accounting Policies

   General Organization and Business

The Company was originally incorporated as "Naxos Resources Ltd." ("Naxos" in British Columbia under the Canada Business Corporation Act on May 23, 1986, with its principal place of business in Vancouver, BC. On October 15, 2001, the shareholders approved the domiciliation of the Company to the United States. On January 3, 2002, Industry Canada Issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change to Franklin Lake Resources, Inc. became effective for trading purposes.

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

   Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended January 31, 2014 and October 31, 2013.

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

   Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2014 and October 31, 2013.

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
January 31, 2014
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

   Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2014 and October 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

   Net Loss Per Share of Common Stock

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

   Advertising:

The Company expenses all costs of advertising as incurred. The advertising costs included in general and administrative expenses for the three month period ending January 31, 2014 and 2013 was $2,071 and $601.

Recently Issued Accounting Pronouncements:
For the three months ended January 31, 2014 and year end October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014

Note 2 - Uncertainty, going concern:
The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2014, the Company had an accumulated deficit of $36,566,634. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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

For the period ending January 31, 2014, the Company has increased the balance of accrued rent by $18,000, increased accrued compensation by $51,000, decreased officer and shareholder payable by $36,699 and decreased receivables from related entity by $25,804.

The net balance of these related party transactions on January 31, 2014 was $2,124,807.

Note 4 - Contingent Liabilities

The Company has a note payable with a former employee. The note is related to unpaid wages associated with a store in California. The balance of this payable at January 31, 2014 and October 31, 2013 and $37,574, respectively.

In July 2013, the employee filed a claim with the State of California for unpaid wages. The State of California has placed a judgment against the Company for $37,574. The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014

Note 5 - Common Stock

On March 19, 2009, the Company filed Articles of Amendment to consolidate the issued and outstanding common shares of the Company at a 2-5 reverse split. As a result, the issued and outstanding shares decreased from 20,960,325 to 8,384,130 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

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

During the three month fiscal period ending January 31, 2014, the Company received $113,964 cash and issued 2,279,285 shares of stock.

During the three month fiscal period ending January 31, 2014, the Company received $10,000 cash. The Company has not issued the shares as of January 31, 2014 and recorded this transaction as a stock subscription.

During the three month fiscal period ending January 31, 2014, the Company issued 7,700,000 as stock based compensation to key individuals. The value of these shares at time of issuance was $385,000.

The common stock outstanding at January 31, 2014 was 57,055,808.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2014

Note 6 - Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.

Note 7 - Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between January 31, 2104 and the date the financials were issued, May 23, 2014, and has not identified any significant items for disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

    We were formed for the purpose of selling products in our retail stores located throughout the United States. We have one retail store in the state of Washington. The Company is in the process of negotiating two lease options in the State of Florida, as well as a second lease in the State of Washington.  The Company has to raise enough money to open and operate these stores.

    Our financial statements were prepared on a going concern basis, which assumes that we will be able to realize assets and discharge liabilities in the normal course of business. The ability to continue as a going concern is dependent on our ability to generate profitable operations in the future, to maintain adequate financing, and to achieve a positive cash flow. There is no assurance it will be able to meet any or all of such goals.

Results of Operations

January 31, 2014 compared to January 31, 2013

Gross Profit

    For the period ended January 31, 2014, we had a gross profit of $19,659 compared to a gross profit of $41,616 for the same period ending January 31, 2013.  The decrease in the gross profit was a direct result of an increase in cost of sales from $2,769 at January 31, 2013 compared to $32,179 at January 31, 2014.  The increase in cost of sales was related to an increase in inventory.

Operating Expenses

    Our total operating expenses for the period ended January 31, 2014 were $580,976 compared with $167,919 for the period ended January 31, 2013.  This included $385,000 in stock based compensation for the three months ended January 31, 2014 compared with no stock based compensation for the period ended January 31, 2013.  In addition, our rent for the three month period ended January 31, 2014 was $40,391 compared with $21,993 for the three months ended January 31, 2013.  The reason for the increase was directly related to an increase in our rent.   We lease our office space pursuant to an oral lease agreement with an entity which is entirely owned and controlled by Roula and Antoine Jarjour, two of our officers and directors.

Net Loss from Operations

    Our operating net loss from operations for the period ended January 31, 2014 was $561,317 compared to a net operating loss of  $126,303 for the period ended January 31, 2013.

Liquidity and Capital Resources

    As of January 31, 2014, we had an accumulated deficit of $36,566,634 as compared to an accumulated deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from Charles Carafolli.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

    At January 31, 2014 and January 31, 2013, we had no cash.  Cash used in our business operations for the three months ended January 31, 2014 was primarily the result of investments by third parties in our business, not from the sale of products.

Investing Activities

    During the periods ended January 31, 2014 and January 31, 2013, we had no investing activities.

Financing Activities

    During the three months ended January 31, 2014, we generated proceeds of $113,964 from the sale of restricted shares of common stock to investors.

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

Fair Value of Financial Instruments

    The fair value of the Company's assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying balance sheets.

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

    We markets its products direct to customers and has developed retail pricing for all revenue generating products. In addition we may mark-down prices on an individual case basis to increase demand on our products, and increase our sales to boost up the market.

Advertising and Marketing Costs

    We expenses advertising and marketing costs as they are incurred.

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

ITEM 4.                          CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    During the period ending January 31, 2014, we issued 2,279,285 restricted shares of common stock to two persons at a price of $0.05 per share for a total of $113,964. The two persons were all accredited investors. Further, during the same period, the Company received $10,000 cash. The Company has not issued shares in connection with the $10,000, but recorded this transaction as a stock subscription. The subscription is for 200,000 shares of restricted common stock to one individual, the price per shares was $0.05, for a total of $10,000, in a stock subscription.

    During the three month fiscal period ending January 31, 2014, the Company issued 7,700,000 shares of common stock as stock based compensation to five key individuals. The value of these shares at time of issuance was $385,000.  The price per share was $0.05.

ITEM 5.                          OTHER INFORMATION.

    During the period ending January 31, 2014, we issued 2,279,285 restricted shares of common stock to two persons at a price of $0.05 per share for a total of $113,964. The two persons were all accredited investors. Further, during the same period, the Company received $10,000 cash. The Company has not issued shares in connection with the $10,000, but recorded this transaction as a stock subscription. The subscription is for 200,000 shares of restricted common stock to one individual, the price per shares was $0.05, for a total of $10,000, in a stock subscription.

    During the three month fiscal period ending January 31, 2014, the Company issued 7,700,000 shares of common stock as stock based compensation to five key individuals. The value of these shares at time of issuance was $385,000. The price per share was $0.05.

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.01

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 23rd day of June, 2014.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X