Form 10-Q
period 2014-04-30
SEEN ON SCREEN TV INC.
filed 2014-06-26
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,"Â"non-accelerated filer,"Â and "smaller reporting company"Â in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The Issuer had 58,540,808 shares of Common Stock, par value $0.001, outstanding as at April 30, 2014.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
SEEN ON SCREEN TV, INC.
Balance Sheets

	April 30,	October 31,
	2014	2013
	unaudited	audited
ASSETS
Current assets:
Cash	$5,932	$-
Inventory	193,890	194,959
Related party receivable	7,696	33,500
Employee advance	-	5,921
Security deposit	2,515	2,515
Total current assets	210,033	236,895
Total assets	$210,033	$236,895

LIABILITIES
Current liabilities:
Bank overdrafts	$-	$39,677
Accounts payable and accrued taxes	157,290	106,811
Note Payable	37,574	37,574
Total current liabilities	194,864	184,062

Long-term liabilities:
Due to related parties:
Accrued rent payable	142,753	122,753
Accrued compensation	1,976,500	1,852,000
Officer and shareholder payable	80,983	125,449
Total long term liabilities	2,200,236	2,100,202

Total liabilities	2,395,100	2,284,264

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized 58,540,808 and 47,076,523 shares issued and outstanding	58,541	47,077
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,472,621	33,910,871
Stock subscription	14,000	-
Accumulated deficit	(36,730,229)	(36,005,317)
Total stockholders' deficit	(2,185,067)	(2,047,369)
Total liabilities and stockholders' deficit	$210,033	$236,895

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013
	unaudited	unaudited	unaudited	unaudited

Sales	$19,927	$14,084	$71,765	$58,469

Cost of Sales	14,376	553	46,555	3,322

Gross Profit	5,551	13,531	25,210	55,147

General and administrative expenses:
Wages and salaries	119,599	109,076	235,080	235,781
Taxes	3,722	3,866	2,339	7,493
Stock based compensation		-	385,000	-
Advertising and marketing	621	50	2,692	651
Legal and professional	10,000	11,800	38,270	14,800
Travel and entertainment	1,727	174	2,402	365
Rent	24,324	14,395	64,714	36,388
Other office and miscellaneous	8,694	10,511	19,166	22,313
Total operating expenses	168,687	149,872	749,663	317,791
(Loss) from operations	(163,136)	(136,341)	(724,453)	(262,644)

Other income (expense):
Interest (expense)	(459)	(208)	(459)	(423)
Income/(Loss) before taxes	(163,595)	(136,549)	(724,912)	(263,067)
Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(163,595)	$(136,549)	$(724,912)	$(263,067)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	54,224,380	38,876,523	52,224,380	38,876,523

SEEN ON SCREEN TV, INC.
Statement of Cash Flows

	Six months	Six months
	ended	ended
	April 30,	April 30,
	2014	2013
	unaudited	unaudited
Cash flows from operating activities:
Net income (loss)	$(724,912)	$(263,067)
Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable		(5,369)
Inventory	1,069	-
Other current assets	5,921	2,364
Accounts payable and accrued expenses	50,479	12,744
Stock based compensation	385,000
Net cash flows from operating activities	(282,443)	(253,328)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	(39,677)
Proceeds from sale of common stock	188,214	40,200
Stock subscription	14,000
Related party transaction	125,838	214,273
Net cash flows from financing activities	288,375	254,473
Net cash flows	5,932	1,145

Cash and equivalents, beginning of period	-	1,154
Cash and equivalents, end of period	$5,932	$2,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(459)	$(423)
Income taxes	$-	$-

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2014

Note 1 - Summary of Significant Accounting Policies

 General Organization and Business

The Company was originally incorporated as "Naxos Resources Ltd."Â ("Naxos"Â in British Columbia under the Canada Business Corporation Act on May 23, 1986, with its principal place of business in Vancouver, BC. On October 15, 2001, the shareholders approved the domiciliation of the Company to the United States. On January 3, 2002, Industry Canada Issued a Certificate of Discontinuance, formally ending the Company's legal ties to Canada. On January 9, 2002, the name change to Franklin Lake Resources, Inc. became effective for trading purposes.

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

 Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"Â) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended April 30, 2014 and October 31, 2013.

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

 Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2014 and October 31, 2013.

 Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche.

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:
-	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
-Â	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
-Â	The amount of revenue can be measured reliably;
-Â	It is probable that the economic benefits associated with the transaction will flow to the entity; and
-	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2014

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

 Net Loss Per Share of Common Stock

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share"Â. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

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

 Advertising:

The Company expenses all costs of advertising as incurred. The advertising costs included in general and administrative expenses for the three month period ending April 30, 2014 and 2013 was $50 and $651, respectively. For the six month period ending April 30, 2014 and 2013 the amounts were $621 and $2,692, respectively.

Recently Issued Accounting Pronouncements:

For the three months ended April 30, 2014 and year end October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2014

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2014, the Company had an accumulated deficit of $36,730,229. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ending April 30, 2014, the Company has increased the balance of accrued rent by $20,000, increased accrued compensation by $124,500, decreased officer and shareholder payable by $44,466 and decreased receivables from related entity by $25,804 since the year ended October 31, 2013.

The net balance of these related party transactions on April 30, 2014 was $2,192,540.

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
April 30, 2014

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

During the three month fiscal period ending April 30, 2014, the Company issued 1,485,000 shares of stock and received $74,250 in cash. The Company also received $4,000 in cash but has not issued the shares as of April 30, 2014. This amount has been recorded as a stock subscription.

The common stock outstanding at April 30, 2014 was 58,540,808.

Note 6 - Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2014

Note 7 - Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between April 30, 2014 and the date the financials were issued, June 21, 2014, and has not identified any significant items for disclosure.

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

Results of Operations

For the three months ended April 30, 2014 as compared to April 30, 2013

 Gross Profit

For the three month period ended April 30, 2014, we had a gross profit of $5,551 compared to a gross profit of $13,531 for the same period ending April 30, 2013. The decrease in the gross profit was a direct result of an increase in the cost of sales from $553 at April 30, 2013 compared to $14,376 at April 30, 2014. The increase in cost of sales was related to an increase in the amount of inventory we acquired.

Operating Expenses

Our total operating expenses for the three month period ended April 30, 2014 were $168,687 compared with $149,872 for the same period ended April 30, 2013. Our rent for the three month period ended April 30, 2014 was $24,324 compared with $14,395 for the three months ended April 30, 2013. The reason for the increase in our rent was due to an increase in rent and unusually high utility costs. We lease our office space pursuant to an oral lease agreement with an entity which is entirely owned and controlled by Roula and Antoine Jarjour, two of our officers and directors.

Net Loss from Operations

Our loss from operations for the three month period ended April 30, 2014 was $163,136 compared to a net operating loss of $136,341 for the period ended April 30, 2014.  The increase in loss from operations was primarily due to an increase in wages and salaries and an increase in rent.

Liquidity and Capital Resources

As of April 30, 2014, we had an accumulated deficit of $36,730,229 as compared to an accumulated deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from Charles Carafolli. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

For the six months ended April 30, 2014 as compared to April 30, 2013

 Gross Profit

For the six months period ended April 30, 2014, we had a gross profit of $25,210 compared to a gross profit of $55,147 for the same period ending April 30, 2013. The decrease in the gross profit was a direct result of an increase in cost of sales from $3,322 at April 30, 2013 compared to $46,555 at April 30, 2014. The increase in cost of sales was related to an increase in inventory.

Operating Expenses

Our total operating expenses for the six month period ended April 30, 2014 was $749,663 compared with $317,791 for the period ended April 30, 2013.  This included $385,000 in stock based compensation for the six months ended April 30, 2014.  Our rent for the six month period ended April 30, 2014 was $67,714 compared with $36,388 for the six months ended April 30, 2013. The reason for the increase in our rent was an increase in rent and unusually high utility costs. We lease our office space pursuant to an oral lease agreement with an entity which is entirely owned and controlled by Roula and Antoine Jarjour, two of our officers and directors.

Net Loss from Operations

Our loss from operations for the six month period ended April 30, 2014 was $724,453 compared to a net operating loss of $262,644 for the period ended April 30, 2013.

Operating Activities

During the six months ended April 30, 2014, we had $5,932 in cash and at April 30, 2013 we had no cash.  Cash used in our business operations for the six months ended April 30, 2014 was primarily the result of investments by third parties in our business, not from the sale of products.

Investing Activities

During the six month period ended April 30, 2014 and April 30, 2013, we had no investing activities

Financing Activities

During the six months ended April 30, 2014, we received $202,214 from the sale of restricted shares of common stock.  Included in the $202,214 is $14,000 in cash for which we have received but have not issued shares of common stock as of April 30, 2014.  The $14,000 has been recorded as a stock subscription.  During said six months ended April 30, 2014, we issued 11,464,285 restricted shares of common stock.  Included in the 11,464,285 shares of common stock were 7,700,000 shares which were issued as share based compensation valued at $385,000.

Liquidity and Capital Resources

As of April 30, 2014, we had an accumulated deficit of $36,730,229 as compared to an accumulated deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from Charles Carafolli. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry-out our business plan, or that if funds are available to us that they will be on accepable terms.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Critical Accounting Policies and Estimates

Managementâ€™s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 1 to our audited financial statements.

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

ITEM 4.                          CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended April 30, 2014, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month fiscal period ending April 30, 2014, the Company issued 1,485,000 shares of stock, at $0.05 per share, and received $74,250 in cash. These shares were issued to three persons.  The Company also received $4,000 in cash but has not issued the shares as of April 30, 2014. This amount has been recorded as a stock subscription.

ITEM 5.                          OTHER INFORMATION.

During the three month fiscal period ending April 30, 2014, the Company issued 1,485,000 shares of stock, at $0.05 per share, and received $74,250 in cash. These shares were issued to three persons.  The Company also received $4,000 in cash but has not issued the shares as of April 30, 2014. This amount has been recorded as a stock subscription.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of June, 2014.

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