Form 10-Q/A
period 2014-01-31
SEEN ON SCREEN TV INC.
filed 2014-06-30
CIK 879519

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

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of Seen on Screen TV Inc. for the period ended January 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on June 23, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, on this 26th day of June, 2014.

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