Form 10-Q
period 2014-07-31
SEEN ON SCREEN TV INC.
filed 2014-10-01
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21812

SEEN ON SCREEN TV INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

4017 Colby Avenue
Everett, Washington 98201
(Address of principal executive offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The Issuer had 58,540,808 shares of Common Stock, par value $0.001, outstanding as at September 25, 2014.

PART I B FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	July 31,	October 31,
	2014	2013
	unaudited	audited
ASSETS

Current assets:
Cash	$1,250	$-
Inventory	198,657	194,959
Related party receivable	7,696	33,500
Employee advance	-	5,921
Security deposit	2,515	2,515
Total current assets	210,118	236,895

Total assets	$210,118	$236,895

LIABILITIES

Current liabilities:
Bank overdrafts	$-	$39,677
Accounts payable and accrued taxes	165,701	106,811
Note Payable	37,574	37,574
Total current liabilities	203,275	184,062

Long-term liabilities:
Due to related parties:
Accrued rent payable	148,753	122,753
Accrued compensation	2,050,000	1,852,000
Officer and shareholder payable	84,674	125,449
Total long term liabilities	2,283,427	2,100,202

Total liabilities	2,486,702	2,284,264

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 195,000,000 authorized, 58,540,808 and 47,076,523 shares issued and outstanding	58,541	47,077
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,472,621	33,910,871
Stock subscription	67,000	-
Accumulated deficit	(36,874,746)	(36,005,317)

Total stockholders' deficit	(2,276,584)	(2,047,369)

Total liabilities and stockholders' deficit	$210,118	$236,895

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2014	2013	2014	2013
	unaudited	unaudited	unaudited	unaudited

Sales	$12,717	$10,686	$84,482	$69,155

Cost of Sales	2,228	1,411	48,783	4,733

Gross Profit	10,489	9,275	35,699	64,422

General and administrative expenses:
Wages and salaries	93,326	113,946	328,406	349,727
Taxes	25,792	121	28,131	1,748
Stock based compensation		-	385,000	-
Advertising and marketing	16	1,113	2,708	1,764
Legal and professional	10,000	25,544	48,270	40,344
Travel and entertainment	2,907	2,464	5,309	2,828
Rent	17,304	20,719	82,018	60,912
Other office and miscellaneous	5,623	11,520	24,789	35,896
Total operating expenses	154,968	175,427	904,631	493,219
(Loss) from operations	(144,479)	(166,152)	(868,932)	(428,797)

Other income (expense):
Interest (expense)	(38)	(748)	(497)	(501)
Income/(Loss) before taxes	(144,517)	(166,900)	(869,429)	(429,298)
Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(144,517)	$(166,900)	$(869,429)	$(429,298)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	55,303,487	39,611,523	55,303,487	39,611,523

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statements of Cash Flows

	Nine months	Nine months
	ended	ended
	July 31,	July 31,
	2014	2013
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(869,429)	$(429,298)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable		(8,678)
Inventory	(3,698)	-
Other current assets	5,921	(288)
Accounts payable and accrued expenses	58,890	31,271
Stock based compensation	385,000
Net cash flows from operating activities	(423,316)	(406,993)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Checks in excess of deposits	(39,677)	1,830
Proceeds from sale of common stock	188,214	127,200
Stock subscription	67,000
Related party transaction	209,029	276,809
Net cash flows from financing activities	424,566	405,839
Net cash flows	1,250	(1,154)

Cash and equivalents, beginning of period	-	1,154
Cash and equivalents, end of period	$1,250	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$(497)	$(501)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months and nine months ended July 31, 2014 and 2013 and the year ended October 31, 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2014 and October 31, 2013.

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
July 31, 2014

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2014 and October 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the three month period ending July 31, 2014 and 2013 was $16 and $1,113, respectively.  For the nine month period ending July 31, 2014 and 2013 the amounts were $2,708 and $1,764, respectively.

Recently Issued Accounting Pronouncements:

For the nine months ended July 31, 2014 and year end October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2014, the Company had an accumulated deficit of $36,874,746. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2014

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

For the period ending July 31, 2014, the Company has increased the balance of accrued rent by $26,000, increased accrued compensation by $198,000, decreased officer and shareholder payable by $40,775 and decreased receivables from related entity by $25,804 since the year ended October 31, 2013.

The net balance of these related party transactions on July 31, 2014 was $2,275,731.

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages. The State of California has placed a judgment against the Company for $37,574. The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  The balance of this note at July 31, 2014 and October 31, 2013 was $37,574.

Note 5 - Common Stock

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
July 31, 2014

During the three month fiscal period ending October 31, 2013, the Company received $85,400 cash and issued 2,099,000 shares of stock.

The number of common stock shares outstanding at October 31, 2013 was 47,076,523.

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

During the three month fiscal period ending July 31, 2014, the Company received $53,000 in cash but no shares have been issued by the end of the quarter. The Company has recorded this deposit as a stock subscription.

The number of common stock shares outstanding at July 31, 2014 was 58,540,808.

Note 6 – Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site. There has been no activity for the period ending July 31, 2014.

Note 7 – Stock Option Plan

On July 31, 2014, the Company initiated a stock option plan for its employees, directors and officers.  The plan has allocated 15,000,000 shares that can be granted up to 10 years. The option price will be determined by the Board of Directors but will not be less than the fair market value of stock on that specific date. The grant period will not exceed 10 years.

As of July 31, 2014, the Company has not issued any options.

Note 8 – Subsequent Events

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between July 31, 2104 and the date the financials were issued, September 22, 2014, and has not identified any significant items for disclosure.

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

Results of Operations

For the three months ended July 31, 2014 as compared to July 31, 2013

Gross Profit

For the three month period ended July 31, 2014, we had a gross profit of $10,489 compared to a gross profit of $9,275 for the same period ending July 31, 2013. The increase in the gross profit was a direct result of an increase in sales from $10,686, at July 31, 2013 compared to $12,717 at July 31, 2014. The increase in cost of sales was related to an increase in the amount of inventory we sold.

Operating Expenses

Our total operating expenses for the three month period ended July 31, 2014 were $154,968 compared with $175,427 for the same period ended July 31, 2013. The reasons for the changes are: (1) our rent for the three month period ended July 31, 2014 was $17,304 compared with $20,719 for the three months ended July 31, 2013; (2) our wages and salaries decreased from $113,946 at July 31, 2013 to $93,326 at July 31, 2014 as a result of a decrease in number of employees; (3) an increase in our taxes, from $121 at July 31, 2013 to $25,792 at July 31, 2014; and, (4) a decrease in legal and professional fees from $25,544 at July 31, 2013 to $10,000 at July 31, 2014.

Net Loss from Operations

Our net loss from operations for the three month period ended July 31, 2014 was $144, 517 compared to a net operating loss of $166,900 for the period ended July 31, 2014. The decrease in loss from operations was primarily due to a decrease in wages and salaries and a decreas in professional fees.

Liquidity and Capital Resources

As of July 31, 2014, we had an accumulated deficit of $36,874,746 as compared to an accumulated deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from Charles Carafoli. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

For the nine months ended July 31, 2014 as compared to July 31, 2013

Gross Profit

For the nine months period ended July 31, 2014, we had a gross profit of $35,699 compared to a gross profit of $64,422 for the same period ending July 31, 2013. The decrease in the gross profit was a direct result of an increase in cost of sales from $4,733 at July 31, 2013 compared to $48,783 at July 31, 2014. The increase in cost of sales was related to an increase in inventory.

Operating Expenses

Our total operating expenses for the nine month period ended July 31, 2014 was $868,932 compared with $428,797 for the period ended July 31, 2013. This included $385,000 in stock based compensation for the nine months ended July 31, 2014.  Our rent for the nine month period ended July 31, 2014 was $82,018 compared with $60,912 for the nine months ended July 31, 2013. The reason for the increase in our rent was an increase in CAM charges. We lease our office space pursuant to an oral lease agreement with an entity which is entirely owned and controlled by Roula and Antoine Jarjour, two of our officers and directors.

Net Loss from Operations

Our loss from operations for the six month period ended July 31, 2014 was $869,429 compared to a net operating loss of $429,298 for the period ended July 31, 2013.

Operating Activities

During the nine months ended July 31, 2014, we had $1,250 in cash and at July 31, 2013 we had no cash. Cash used in our business operations for the nine months ended July 31, 2014 was primarily the result of investments by third parties in our business, not from the sale of products.

Investing Activities

During the six month period ended July 31, 2014 and July 31, 2013, we had no investing activities.

Financing Activities

During the nine months ended July 31, 2014, we received $188,214 from the sale of restricted shares of common stock. Included in the stock subscription is $67,000 in cash for which we have received but have not issued shares of common stock as of July 31, 2014.  The $67,000 has been recorded as a stock subscription. During said nine months ended July 31, 2014, we issued 11,464,285 restricted shares of common stock.  Included in the 11,464,285 shares of common stock were 7,700,000 shares which were issued as share based compensation valued at $385,000.

Liquidity and Capital Resources

As of July 31, 2014, we had an accumulated deficit of $36,874,746 as compared to an accumulated deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from Charles Carafoli. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry-out our business plan, or that if funds are available to us that they will be on acceptable terms.

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

ITEM 4.                    CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended July 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month fiscal period ending July 31, 2014, the Company issued 1,485,000 shares of stock, at $0.05 per share, and received $74,250 in cash. These shares were issued to three persons.  The Company also received $4,000 in cash but has not issued the shares as of July 31, 2014. This amount has been recorded as a stock subscription.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.01

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of September, 2014.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.01

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X