Form 10-K
period 2014-10-31
SEEN ON SCREEN TV INC.
filed 2015-03-27
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2014

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

4017 Colby Avenue
Everett, Washington 98201
(Address of Principal Executive Offices, including zip code.)

(425) 367-4668
(Registrant's telephone number, including area code)

None	None
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: YES [   ]     NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [   ]     NO [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2014: $694,505.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of November 30, 2014, total outstanding common shares was:  60,103,308.

PART I

ITEM 1.	BUSINESS.

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

Our Retail Stores

We have one operating store located in Seattle Washington.  The store has approximately 1,600 square feet of selling space and is operated by a store manager, an assistant store manager and 1 or more sales clerks. We plan to open 4 stores in 2015. At the date of this report, we do not have the sufficient funds to open these stores. Each store will cost around $250,000 to open, which includes licensing, inventory, remodeling, marketing, rent, and employees. Also we will be working on establishing our website to make it efficient, reliable and functional for customers.

Our Customers

Our customers vary. Generally, we sell to the middle class and our customers tend to the 35-55 age bracket. The demographic of the shopping mall in which we are located also determines the consumers we attract. Our target market is value oriented malls which create a stream of general shoppers as opposed to targeted clothing malls. We focus on general category malls with stores like JC Penney, Macy's and/or Nordstrom. Customers who make purchases at our retail stores are often making impulse purchases. Our retail stores are not destination retail establishments, therefore, our customers can be inconsistent in the off season. During the fourth quarter, the winter holiday season, we are become a destination establishment. To attract new and retain existing customers, we continue to focus on product quality and selection, in-stock levels and pricing, improved store standards, convenient site locations, and a pleasant overall customer experience.

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

Return Policy

We have a 30 day exchange or return policy. Liquid products that are opened and used and personal hygiene products are not return or exchangeable.

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

Inventory

We maintain an inventory of products at our store.  Currently the value of the inventory is $197,377.

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

Our Employees

As of October 31, 2013, we employed one full-time and two part-time employees. We currently are not a party to any collective bargaining agreements.

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

On July 30, 2013, a judgment was entered in the Superior Court of the State of California, County of San Diego, Case No. 10-80132 GB captioned Majed Aleesay, plaintiff v. Seen on Screen TV, Inc., a Nevada corporation, defendant in the amount of $21,000 for wages; $9,792 liquidated damages; $1,940 interest; $41,154 additional wages for a total amount of $36,886 as plaintiff's award, plus $253 post hearing interest and $435 filing fees for a total amount of judgment of $37,574 all of which is accruing interest according to the law. As of the date of this report, there is a total amount of $42,417 owning to the plaintiff by the defendant.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol "SONT." The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.  We are not current in our reporting.

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter:8/1/2014 to 10/31/2014	$0.12	$0.05
Third Quarter: 5/1/2014 to 7/31/2014	$0.12	$0.06
Second Quarter: 2/1/2014 to 4/30/2014	$0.12	$0.06
First Quarter: 11/1/2013 to 1/31/2014	$0.12	$0.06

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter:8/1/2013 to 10/31/2013	$0.19	$0.07
Third Quarter: 5/1/2013 to 7/31/2013	$0.25	$0.15
Second Quarter: 2/1/3to 4/30/2013	$0.24	$0.04
First Quarter: 11/1/2012 to 1/31/2013	$0.06	$0.01

Holders

At October 31, 2014, there were 60,103,308 shares of our common stock outstanding. Our shares of common stock are held by approximately 945 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 5, 2014, a Form S-8 Registration Statement (SEC file #333-197854) was filed by us together with our 2014 Stock Option Plan (the "Plan") relating to 15,000,000 shares of our common stock, par value $0.001 per share, to be offered and sold to accounts of eligible persons.

Equity Compensation Plan
Plan category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	15,000,000

Total	0	0	15,000,000

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation authorize us to issue up to 195,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that have been issued or shares of preferred stock that our Board of Directors may decide to issue in the future.

As of October 31, 2014, we had 60,103,308 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock, $0.001 par value. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of October 31, 2014, we had no shares of our preferred stock issued or outstanding.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Transfer Agent

Computershare
350 Indiana Street, Suite 750
Golden, Colorado   80401
(800) 942-5909
www.computershare.com

Recent Sales of Unregistered Securities

Issuance and sales of securities without registration during the fourth quarter comprise of the following transactions, as described as follows:

During October 2014, we issued 1,562,500 share of stock in exchange for $93,750 as a stock subscription.  The price per share was $0.06.  At October 31, 2014, we had not received the funds.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Results of Operations

Gross Profit

For the year ended October 31, 2014, we had a gross profit of $42,158 compared to a gross profit of $88,149 for the year ended October 31, 2013. The decrease in gross profit is due to the decline in sales and an increase of the cost of goods.

Total Operating Expenses

Our total cost and expenses which consist of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses increased by $355,257 from $740,035 for the year ended October 31, 2013 to $1,095,292 for the year ended October 31, 2014. This increase is due primarily to an increase of stock based compensation of $385,000 from the year ended October 31, 2013 to the year ended on October 31, 2014.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2014 was $5,306 compared to $501 for the year ended October 31, 2013, an increase of $4,805. The increase in interest represents the increase in interest accruing on a money judgment against us in California.  See Item 3. – Legal Proceedings.

Net Loss

During the year ended October 31, 2014 and 2013, we incurred net losses of $1,058,440 and $652,387 respectively. The increased losses of $406,053 were primarily due the increase of stock based compensation from the year ended in October 31, 2013 to the year ended in October 31, 2014.

Liquidity and Capital Resources

As of October 31, 2014, we had a working capital deficit of $37,063,757 as compared to a working capital deficit of $36,005,317 as of October 31, 2013. In the past we have relied on sales of our equity securities to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations decreased from $607,219 at October 31, 2013 to $574,246 at October 31, 2014.  The decrease was as a result in a decrease in revenue and an increase in operating expenses.  More particularly we incurred a charge of $385,000 in stock based compensation for the year ended October 31, 2014.  At October 31, 2013, we had no expenses related to stock based compensation.

Investing Activities

During the year ended October 31, 2014 and 2013, we had no investing activities.

Financing Activities

During the year ended October 31, 2014, we received $188,214 from the sale of restricted shares of common stock to investors pursuant to the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended; a sale not involving a public offering.  Sales of $93,093 and the aforementioned $188,214 raised from the sale of common stock were the only activities that resulted in financing for October 31, 2014.  This is compared to the year ended October 31, 2013, we generated proceeds of $454,500 from the sale of restricted shares of common stock to investors and had sales of $108,254.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEEN ON SCREEN TV, INC.

Independent Auditor Report	F-1

Balance Sheets:
October 31, 2014 and 2013	F-2

Statements of Operations:
Years ended October 31, 2014 and 2013	F-3

Statement of Shareholders' Deficit:
October 31, 2014	F-4

Statements of Cash Flows:
Years ended October 31, 2014 and 2013	F-5

Notes to Financial Statements:
October 31, 2014 and 2013	F-6

Index to Financials

HARRIS & GILLESPIE CPA'S, PLLC
CERTIFIED PUBLIC ACCOUNTANT'S
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

INDEPENDENT AUDITOR REPORT ON FINANCIAL STATEMENTS

To the Board of Directors
Seen On Screen TV, Inc.

We have audited the accompanying balance sheets of Seen On Screen TV, Inc. as of October 31, 2014 and 2013, and the related statements of operations, stockholders' equity/(deficit) and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen On Screen TV, Inc. as of October 31, 2014 and 2013 the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ HARRIS & GILLESPIE CPA'S, PLLC

Seattle, Washington
March 6, 2015

Index to Financials

SEEN ON SCREEN TV, INC.
Balance Sheets

	October 31,	October 31,
	2014	2013
	audited	audited
ASSETS
Current assets:
Cash	$-	$-
Inventory	197,377	194,959
Related party receivable	7,696	33,500
Employee advance	-	5,921
Security deposit	2,515	2,515
Total current assets	207,588	236,895

Total assets	$207,588	$236,895

LIABILITIES
Current liabilities:
Bank overdrafts	$3,074	$39,677
Accounts payable, accrued wages and taxes	202,502	106,811
Judgment - unpaid wages	42,417	37,574
Total current liabilities	247,993	184,062

Long-term liabilities:
Due to related parties:
Accrued rent payable	-	26,232
Accrued compensation	2,155,231	1,852,000
Officer and shareholder payable	336,959	221,970

Total long term liabilities	2,492,190	2,100,202

Total liabilities	2,740,183	2,284,264

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 60,103,308 and 47,076,523 shares issued and outstanding	60,103	47,077
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,564,809	33,910,871
Stock subscription	(93,750)	-
Accumulated deficit	(37,063,757)	(36,005,317)
Total stockholders' deficit	(2,532,595)	(2,047,369)
Total liabilities and stockholders' deficit	$207,588	$236,895

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statements of Operations

	Year ended	Year ended
	October 31,	October 31,
	2014	2013

Sales	$93,093	$108,254

Cost of Sales	50,935	20,105

Gross Profit	42,158	88,149

General and administrative expenses:
Wages and salaries	446,790	499,407
Taxes	43,441	32,062
Stock based compensation	385,000
Advertising and marketing	3,031	1,964
Legal and professional	82,699	55,763
Travel and entertainment	5,320	4,788
Rent	97,885	80,536
Other office and miscellaneous	31,126	65,515
Total operating expenses	1,095,292	740,035
(Loss) from operations	(1,053,134)	(651,886)

Other income (expense):
Interest (expense)	(5,306)	(501)
Income/(Loss) before taxes	(1,058,440)	(652,387)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(1,058,440)	$(652,387)

Basic earnings/(loss) per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	55,926,193	42,976,523

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statement of Stockholders' Deficit

	Common Stock		Additional	Stock	Retained
	Shares	Amount	Paid in capital	Subscription	Deficit	Total

Balance - October 31, 2009	26,884,000	$26,884	$32,916,040	$-	$(33,372,354)	$(429,430)

Shares Issued	3,758,000	3,758	209,242			213,000

Net (loss)					(317,682)	(317,682)

Balance - October 31, 2010	30,642,000	30,642	33,125,282	0	(33,690,036)	(534,112)

Shares Issued	3,624,523	3,625	244,867			248,492

Net (loss)					(977,543)	(977,543)

Balance - October 31, 2011	34,266,523	34,267	33,370,149	-	(34,667,579)	(1,263,163)

Shares Issued	4,610,000	4,610	94,422			99,032

Stock subscription				254,600		254,600

Net (loss)					(685,351)	(685,351)

Balance - October 31, 2012	38,876,523	38,877	33,464,571	254,600	(35,352,930)	(1,594,882)

Shares Issued	8,200,000	8,200	446,300			454,500

Stock subscription				(254,600)		(254,600)

Net (loss)					(652,387)	(652,387)

Balance - October 31, 2013	47,076,523	47,077	33,910,871	-	(36,005,317)	(2,047,369)

Shares issued for cash	3,764,285	3,764	184,450			188,214

Shares issued for services	7,700,000	7,700	377,300			385,000

Stock subscription	1,562,500	1,562	92,188	(93,750)		0

Net (loss)					(1,058,440)	(1,058,440)

Balance - October 31, 2013	60,103,308	$60,103	$34,564,809	$(93,750)	$(37,063,757)	$(2,532,595)

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statements of Cash Flows

	Year ended	Year ended
	October 31,	October 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,058,440)	$(652,387)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable
Inventory	(2,418)	(12,156)
Employee advances	5,921	(3,556)
Accounts payable and accrued expenses	95,691	60,880
Stock based compensation	385,000
Net cash flows from operating activities	(574,246)	(607,219)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdrafts	(36,603)	39,677
Proceeds from sale of common stock	188,214	454,500
Stock subscription		(254,600)
Judgment - unpaid wages	4,843	29,566
Related party transaction	417,792	336,922
Net cash flows from financing activities	574,246	606,065
Net cash flows	-	(1,154)

Cash and equivalents, beginning of period	-	1,154
Cash and equivalents, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock based compensation	$385,000	$-
Interest	$(497)	$(501)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2014 and 2013

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended October 31, 2014 and 2013.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2014 and 2013.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis.  The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2014 and 2013

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

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2014 and 2013. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the years ended October 31, 2014 and 2013 were $3,031 and $1,964, respectively.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2014 and 2013

Recently Issued Accounting Pronouncements:

For the years ended October 31, 2014 and 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2014, the Company had an accumulated deficit of $37,063,757. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On October 31, 2014, the Company modified the presentation of the related party transactions to properly report these by related party and netting out various accounts and various balances.  There was no change to the balance of these transactions as of October 31, 2013, but there was a change in presentation.

For the period ending October 31, 2013, the Company has decreased the balance of accrued rent by $72,521, increased accrued compensation by $384,000, increased officer and shareholder payable by $58,943 and increased receivables from affiliates by $33,500.

The net balance of these related party transactions on October 31, 2013 was $2,066,702.

For the year ended October 31, 2014, the Company has decreased the balance of accrued rent by $26,232, increased accrued compensation by $303,231, increased officer and shareholder payable by 114,989 and decreased receivables from related entity by $25,804 since the year ended October 31, 2013.

The net balance of these related party transactions on October 31, 2014 was $2,484,494.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2014 and 2013

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties.  The balance of this note at October 31, 2014 and 2013 was $42,417 and $37,574, respectively.

Note 5 - Common Stock

The beginning balance of the shares outstanding at November 1, 2013 was 47,076,523.

On January 10, 2014, the Company received $101,714 cash in exchange for 2,034,280 shares of common stock.  The price per share was $0.05.

On January 10, 2014, the Company issued 7,700,000 shares of stock for services performed.  The Company recognized a stock based compensation expense of $385,000.  The price per share was $0.05.

On January 31, 2014, the Company received $12,250 cash in exchange for 245,005 share of common stock.  The price per share was $0.05.

On April 30, 2014, the Company received $74,250 in exchange for 1,485,000 shares of common stock.  The price per share was $0.05.

On October 13, 2014, the Company issued 1,562,500 share of stock in exchange for $93,750 cash.  The price per share was $0.06.  The Company has not received these funds and recorded this transaction as a stock subscription.

The number of common stock shares outstanding at October 31, 2014 was 60,103,308.

Note 6 - Income Taxes

As of October 31, 2014 and 2013, the Company had a net operating loss (NOL) carryforward of approximately $3,900,576 and $3,216,469, respectively, adjusted for other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2035. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at October 31, 2014 and 2013 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31:

	October 31,
	2014	2013
Deferred tax assets	1,326,196	1,087,161
Valuation allowance	(1,326,196)	(1,087,161)
Total deferred tax assets	$-	$-

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2014 and 2013

The valuation allowance for deferred tax assets as of October 31, 2014 and 2013 was $239,035 and $264,190, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2014 and 2013:

Federal statutory tax rate	(35.0%)
Permanent difference and other	35.0%
Effective tax rate	0.0%

Note 7 – Foreign Operations

As of March 31, 2013, the company executed a contract with Bold Ideas Group S.A.R.L., a Lebanese Corporation, in which Bold Ideas Group S.A.R.L. will conduct business under the name Seen On Screen TV, Inc. and remit non-refundable royalties of 3% of gross sales of each store and a non-refundable royalty of 3% on gross profit on each internet site.  There has been no activity for the period ending October 31, 2014.

Note 8 – Stock Option Plan

On July 31, 2014, the Company initiated a stock option plan for its employees, directors and officers.  The plan has allocated 15,000,000 shares that can be granted up to 10 years.  The option price will be determined by the Board of Directors but will not be less than the fair market value of stock on that specific date.  The grant period will not exceed 10 years.

As of October 31, 2014, the Company has not issued any options.

Note 9 – Payroll Liabilities

As of October 31, 2014, the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $145,552.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $86,381 on October 31, 2013.  The Company does not have any specific terms on repayment.

Note 10 – Subsequent Events

Management has reviewed events between October 31, 2014 and the date the financials were filed, March 11, 2015, and there were no significant events other than the items listed below.

On December 17, 2014, The Company entered into an agreement with Equisolve, LLC to supply the Company with investor relations.  The term of the agreement is for twelve months.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal controls that occurred during the year ended October 31, 2014 that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.	OTHER INFORMATION.

Unregistered Sale of Equity Securities

During the year ended October 31, 2014, we generated proceeds of $188,214 from the sale of restricted shares of common stock to investors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	59	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	49	Vice President and Director	November 2008
George Jarjour	26	Chief Operating Officer and Director	November 2008
Charles Carafoli	66	Director	February 2008
Father Gregory Ofiesh	79	Director	March 2001

[1]	The board acts as the audit committee, the compensation committee, and the governance committee.

Antoine Jarjour - President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director

Since November 2008, Antoine Jarjour has been our president, principal executive officer, secretary, treasurer, principal accounting officer, principal financial officer and chairman of our board of directors. Since 2006, Mr. Jarjour has been the secretary and a member of the board of directors of The GNS Group Inc. The GNS Group Inc. is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. From 1992 to 2004, Mr. Jarjour was president, secretary, treasurer and the sole member of the board of directors of Meary, Inc. Meary, Inc., a Washington corporation, was engaged in the business of wholesale and retail sales popular products such as personal, sports, kitchen, kids, and pet products. In addition to his duties as an officer and director, Mr. Jarjour was responsible for ordering products, managing wholesale orders, representing the company at trade shows, and seeking out new products. Mr. Jarjour is the husband of Roula Jarjour, our vice president and director. As one of our founders, Mr. Jarjour was appointed a director. It was the only consideration in appointing him to the board of directors. His experience, qualifications, attributes, or skills were not considered in the appointment.

Roula Jarjour - Vice President and Director

Since 2000, Mrs. Jarjour has been a member of our board of directors. Mrs. Jarjour is the wife of Antoine Jarjour, our secretary and a member of the board of directors. As one of our founders, Mrs. Jarjour was appointed a director. It was the only consideration in appointing her to the board of directors. Her experience, qualifications, attributes, or skills were not considered in the appointment. Roula Jarjour has been a member of board of directors of The GNS Group Inc. since 2006 and their president, since 2011. Mrs. Jarjour is responsible for our overall business operations. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. In addition to her duties as their president and a director, she is responsible for the overall business operations of The GNS Group Inc. Ms. Jarjour attends trade shows, negotiates contracts, and seeks new business opportunities for The GNS Group Inc.

George Jarjour - Chief Operating Officer

Since November 2008, George Jarjour has been our Chief Operating Officer. As one of our founders, Mr. Jarjour was appointed a director. It was the only consideration in appointing him to the board of directors. His experience, qualifications, attributes, or skills were not considered in the appointment. George Jarjour has served as the vice president of The GNS Group Inc., since 2006, and a member of their board of directors, since December 31, 2014. The GNS Group Inc is a Washington corporation engaged in the business of distributing high-end contract furniture for the hospitality, casino, and restaurant industry. In addition to his duties as their vice president, Mr. Jarjour's responsibilities include selling, marketing, promoting The GNS Group's products, and managing our day-to-day operations. Mr. Jarjour is responsible for seeking out new products, evaluating new products, and representing them at public functions.

Charles Carafoli – Director

Since February 2008, Charles Carafoli has been a member of our board of directors. From inception through December 31, 2010, Mr. Carafoli was a member of the board of directors of The GNS Group Inc. Mr. Carafoli resign on December 31, 2010. On April 30, 2013, Mr. Carafoli was appointed by the board of directors to fill the vacancy he created. Since April 30, 2013, Mr. Carafoli has served on the board of directors. He was appointed because of his knowledge of operating a small to medium size business. Since June 1978, Mr. Carafoli has operated Mayflower Service Station located in Plymouth, Massachusetts. Mayflower Service Station is a gas station and convenience store. Since September 1988, Mr. Carafoli has been the President of South Street Package Store Inc. Since June 2004, Mr. Carafoli has been the President of Stevens the Florist Inc.

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

Involvement in Certain Legal Proceedings

During the past ten years, Roula Jarjour, Antoine Jarjour, George Jarjour, Charles Carafoli and Father Gregory Ofiesh have not been the subject of the following events other than as listed below:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing with the exception that on September 27, 2005, Antoine Jarjour and Roula Jarjour filed for bankruptcy protection in the United States District Court for the Western District of Washington, Case No. 05-23177 seeking a discharge of all of their debts. On May 15, 2006 the Bankruptcy Court issued its order discharging Mr. and Mrs. Jarjour. Mr. and Mrs. Jarjour filed for bankruptcy protection because Mr. and Mrs. Jarjour were sole shareholders of a corporation by the name of Meray, Inc., incorporated under the laws of the State of Washington. Meray, Inc. sold franchises. As part of the franchises, franchisees were required to lease spaces in shopping centers and malls that were guaranteed by Meray, Inc. and Mr. and Mrs. Jarjour, personally. When several of the franchisees began suffering financial problems they defaulted on their leases and stopped paying rent to the shopping centers and malls. The shopping centers and malls then sought to recover from Mr. and Mrs. Jarjour, personally on their guaranties. At that time Mr. and Mrs. Jarjour sought protection from the bankruptcy court and filed for bankruptcy;

2.
Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) other than Antoine Jarjour. Mr. Jarjour was found guilty of violating RCW 82.08.050(2), Conversion of Collected Sales Tax. This was a gross misdemeanor under Washington law. The foregoing case was filed in the Superior Court of Washington for Snohomish County, Case No. 06-1-00183-9. Judgment and sentence was issued June 4, 2007. Mr. Jarjour was sentenced 364 days imprisonment in the Snohomish County jail; Mr. Jarjour was given credit for any and all days served; Mr. Jarjour included victim assessment of $500. On the 22nd day of January 2014, the Superior Court of Snohomish County entered an order vacating conviction in the case;

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

Audit Committee Financial Expert

We do not have an external audit committee financial expert.

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

The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during our three most recent fiscal years. The following table sets forth the compensation paid by us during the last two fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
						Non-Equity	Non-qualified
				Stock	Option	Plan Incentive	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Antoine Jarjour	2014	180,000	0	0	0	0	0	0	180,000
President, CEO, CFO	2013	180,000	0	0	0	0	0	0	180,000

Roula Jarjour	2014	144,000	0	0	0	0	0	0	144,000
Vice President	2013	144,000	0	0	0	0	0	0	144,000

George Jarjour	2014	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2013	60,000	0	0	0	0	0	0	60,000

No funds were set aside or accrued by the Company during fiscal year 2014 or 2013 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2014.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antoine Jarjour	0	0	0	0	0	0	0
Roula Jarjour	0	0	0	0	0	0	0
George Jarjour	0	0	0	0	0	0	0
Charles Carafoli	0	0	0	0	0	0	0
Father Gregory Ofiesh	0	0	0	0	0	0	0

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2014 and 2014 Non-Qualified Incentive Stock Option Plans. No options have been granted to our officers and directors thereunder.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. We don't have any employment contracts with our officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 31, 2014, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2][3]	11,974,000	19.92%

Roula Jarjour [1][2][3]	8,500,000	14.14%

Antoine Jarjour and Roula Jarjour [1][2][3]	1,298,005	2.16%

George Jarjour [1][2]	3,000,000	4.99%

Charles E. Carafoli [1][2][4]	14,280,280	23.77%

Father Gregory Ofiesh [1][2][5]	4,802,860	7.99%

All Officers and Directors as a Group (5 people)	43,855,145	72.97%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carafoli, and Father Ofiesh are the only "promoters" of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 21,772,005 shares of our common stock or 36.22% of the total ownership of our company.

[4]
Charles E. Carafoli's wife owns 1,400,000 shares of our common stock.  These shares are reflected in Mr. Carafoli's beneficial ownership above.  The 1,400,000 shares are not owned jointly held, but held in Mr. Carafoli wife's name.

[5]
Father Ofiesh is a director; his ownership includes 4,802,860 shares of our common stock.  Previous, Father Ofiesh owns warrants-options to purchase shares of our common stock, however, these warrants-options have expired.

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

Since November 2008, we rented office space in Everett, Washington from a company owned by Roula and Antoine Jarjour, two of our officers and directors at $2,000 per month. There is no written lease agreement.  The lease will expire on January 2017.

For the period ending October 31, 2013, we had a decrease in the balance of accrued rent of $72,521, an increase in accrued compensation of $384,000, an increase in officer and shareholder payable of $58,943, and an increase in receivables from affiliates of $33,500.

The net balance of these related party transactions on October 31, 2013 was $2,066,702.

For the year ended October 31, 2014, we had a decrease of accrued rent of $26,232, an increase in accrued compensation of $303,231, an increase officer and shareholder payable of $114,989, and, a decrease in receivables from a related entity of $25,804 since the year ended October 31, 2013.

The net balance of these related party transactions on October 31, 2014 was $2,484,494.

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

2014	$14,000	Harris & Gillespie CPAs, PLLC
2013	$15,000	Harris & Gillespie CPAs, PLLC

(2)               Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$15,000	Harris & Gillespie CPAs, PLLC
2013	$11,250	Harris & Gillespie CPAs, PLLC

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	Harris & Gillespie CPAs, PLLC
2013	$0	Harris & Gillespie CPAs, PLLC

(4)               All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	Harris & Gillespie CPAs, PLLC
2013	$0	Harris & Gillespie CPAs, PLLC

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

14.1	Code of Ethics.	10-K	8/31/11	14.1

23.1	Consent of Harris & Gillespie CPA's, PLLC.				X

23.2	Consent of The Law Office of Conrad C. Lysiak, P.S.				X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2015.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	March 26, 2015
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	March 26, 2015
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	March 26, 2015
George Jarjour	of Directors

CHARLES CARAFOLI	Member of the Board of Directors	March 26, 2015
Charles Carafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	March 26, 2015
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

14.1	Code of Ethics.	10-K	8/31/11	14.1

23.1	Consent of Harris & Gillespie CPA's, PLLC.				X

23.2	Consent of The Law Office of Conrad C. Lysiak, P.S.				X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X