Form 10-Q
period 2015-01-31
SEEN ON SCREEN TV INC.
filed 2015-03-30
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of March 30, 2015, there were 60,103,308 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC
Balance Sheets

	January 31, 2015	October 31, 2014
	unaudited	audited
ASSETS
Current assets:
Cash	$	$-
Inventory	187,385	197,377
Related party receivable	7,696	7,696
Security deposit	2,515	2,515
Total current assets	197,596	207,588

Total assets	$197,596	$207,588

LIABILITIES
Current liabilities:
Bank overdrafts	$1,206	$3,074
Accounts payable, accrued wages and taxes	206,939	202,502
Judgment - unpaid wages	42,417	42,417
Total current liabilities	250,562	247,993

Long-term liabilities:
Due to related parties:
Accrued compensation	2,248,265	2,155,231
Officer and shareholder payable	392,209	336,959

Total long term liabilities	2,640,474	2,492,190

Total liabilities	2,891,036	2,740,183

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 60,103,308 shares issued and outstanding	60,103	60,103
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,564,809	34,564,809
Stock subscription	(93,750)	(93,750)
Accumulated deficit	(37,224,602)	(37,063,757)
Total stockholders' deficit	(2,693,440)	(2,532,595)
Total liabilities and stockholders' deficit	$197,596	$207,588

SEEN ON SCREEN TV, INC
Statements of Operations

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2015	2014
	unaudited	unaudited

Sales	$19,986	$ $ 51,838

Cost of Sales	10,287	32,179

Gross Profit	9,699	19,659

General and administrative expenses:
Wages and salaries	109,073	108,956
Taxes	2,169	5,142
Stock based compensation	-	385,000
Advertising and marketing	880	2,071
Legal and professional	21,549	28,270
Travel and entertainment	2,771	675
Rent	26,536	40,391
Other office and miscellaneous	7,566	10,471
Total operating expenses	170,544	580,976
(Loss) from operations	(160,845)	(561,317)

Other income (expense):
Interest (expense)	-
Income/(Loss) before taxes	(160,845)	(561,317)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(160,845)	$(561,317)

Basic earnings/(loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	60,103,308	52,066,166

SEEN ON SCREEN TV, INC
Statements of Cash Flows

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2015	2014
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(160,845)	$(561,317)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Accounts receivable
Inventory	9,992	5,197
Employee advances	-	5,921
Accounts payable and accrued expenses	4,437	13,890
Stock based compensation	-	385,000
Net cash flows from operating activities	(146,416)	(151,309)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdrafts	(1,868)	(30,760)
Proceeds from sale of common stock	-	113,964
Stock subscription	-	10,000
Related party transaction	148,284	58,105
Net cash flows from financing activities	146,416	151,309
Net cash flows	-	-

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock based compensation	$-	$385,000
Interest	$-	$(501)
Income taxes	$-	$-

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ended January 31, 2015 and October 31, 2014 and for the three months ended January 31, 2015 and 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2014 and 2013. The Company has been and continues to be in overdraft situations.

Inventory

Inventory is recorded at the lower of cost or market and is computed on a first-in first-out basis. The inventory consists of various products that have been previously marketed via infomercials on various cable and TV stations across the nation. These products are sourced from the original marketing company and from generic suppliers serving the same niche.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

·	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
·	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
·	The amount of revenue can be measured reliably;
·	It is probable that the economic benefits associated with the transaction will flow to the entity; and

The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2015 and October 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Management has evaluated the tax positions taken on the Company's tax returns and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements. The Company's income tax filings are subject to audit by various taxing authorities. The Company's tax returns are generally open to audit for the previous three years.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015

Advertising:

The Company expenses all costs of advertising as incurred. The advertising costs included in general and administrative expenses for the three months ended January 31, 2015 and 2014 were $880 and $2,071, respectively.

Recently Issued Accounting Pronouncements:

For the period ended January 31, 2015 and October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of January 31, 2015, the Company had an accumulated deficit of $37,224,602 and unpaid payroll tax liabilities of $149,843. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the period ended January 31, 2015, the Company has increased accrued compensation by $93,034, increased officer and shareholder payable by 55,250 since the year ended October 31, 2014.

The net balance of these related party transactions on January 31, 2014 was $2,592,428.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages. The State of California has placed a judgment against the Company for $37,574. The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California. During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties. The balance of this note at January 31, 2015 and October 31, 2014 was $42,417.

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

The number of common stock shares outstanding at January 31, 2015 was 60,103,308.

Note 6 – Stock Option Plan

On July 31, 2014, the Company initiated a stock option plan for its employees, directors and officers. The plan has allocated 15,000,000 shares that can be granted up to 10 years. The option price will be determined by the Board of Directors but will not be less than the fair market value of stock on that specific date. The grant period will not exceed 10 years. Since inception, the Company has not issued any stock options.

As of January 31, 2015, the Company has not issued any options.

Note 7 – Payroll Liabilities

As of January 31, 2015 the Company had incurred significant unpaid payroll liabilities. The Company has unpaid federal and state payroll taxes of $149,843. The Company is currently working with the State and Federal Government in setting up payment plans. The balance of these liabilities was $145,552 on October 31, 2014. The Company does not have any specific terms on repayment.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2015

Note 8 – Subsequent Events

Management has evaluated events occurring between January 31, 2015 and March 28, 2015, the date that the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at March 28, 2015, including the estimates inherent in the processing of the financial statements.

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

Results of Operations

Gross Profit

For the quarter ended January 31, 2015, we had a gross profit of $9,699 compared to a gross profit of $19,659 for the quarter ended January 31, 2014.  The decrease in gross profit is due to the decline in sales.

Total Operating Expenses

For the quarter ended January 31, 2015, our total operating expenses, which consist of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $170,544 compared with total operating expenses of $580,976 for the quarter ended January 31, 2014.  This decrease in total operating expenses was due primarily to a decrease in stock based compensation of $385,000.

Net Loss

For the quarter ended January 31, 2015, we incurred a net losses of $160,845 compared with a net loss of $561,317 for the quarter ended January 31, 2014.  The decrease in net loss was due to the increase in stock based compensation for the quarter ended January 31, 2014.

Liquidity and Capital Resources

As of January 31, 2015, we had a working capital deficit of $37,224,602 as compared to a working capital deficit of $37,063,757 as of October 31, 2014.  In the past we have relied on sales of our equity securities to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations was $146,416 at January 31, 2015 compared to $151,309 at January 31, 2014.  In January 2014, we issued stock based compensation for $385,000 where the net loss was $561,317. However in January 2015, we didn't issue any stock based compensation and the net loss was $160,845.  The change is also a result of an increase in inventory of $9,992 and a decrease in accounts payable and accrued expenses of $4,437 for the quarter ended January 31, 2015.

Investing Activities

During the quarter ended January 31, 2015, we had no investing activities.

Financing Activities

During the quarter ended January 31, 2015, we did not received any money from the sale of restricted shares of common stock to investors compared with $113,964 for the quarter ended January 31, 2014.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

10.2	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.3	2014 Stock Option Plan	S-8	8/05/14	10.1

10.4	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of March, 2015.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

10.2	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.3	2014 Stock Option Plan	S-8	8/05/14	10.1

10.4	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X