Form 10-Q/A
period 2015-01-31
SEEN ON SCREEN TV INC.
filed 2015-03-31
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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