Form 10-Q
period 2015-04-30
SEEN ON SCREEN TV INC.
filed 2015-06-25
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 25, 2015, there were 60,103,308 shares of the registrant's $0.001 par value common stock issued and outstanding.

NOTICE

This Form 10-Q contains interim financial statements for the quarter ended April 30, 2015 that have not been reviewed by an independent public accountant as required by Item 8.03 of Reg. S-X of the Securities Exchange Act of 1934, as amended.  The reason is that the Public Company Accounting Oversight Board ("PCAOB") on June 16, 2015 revoked the registration of Harris & Gillespie CPA's LLC, our former auditor, and Thomas J. Harris, individually.  As of today we have not retained a new independent public accountant.  We intend to do so in the immediate future.  While an independent public accountant has not reviewed the financial statements, we are confident they are accurate and represent the financial condition of the Seen on Screen TV Inc., the registrant, on April 30, 2015.  As soon as we have retained a new independent public accountant we will submit the April 30, 2015 interim financial statements to it for review and file an amendment to this Form 10-Q disclosing the results of its review.

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	April 30,	October 31,
	2015	2014
	unaudited	audited
ASSETS
Current assets:
Cash	$-	$-
Inventory	185,227	197,377
Related party receivable	7,696	7,696
Security deposit	-	2,515
Total current assets	192,923	207,588

Total assets	$192,923	$207,588

LIABILITIES
Current liabilities:
Bank overdrafts	$650	$3,074
Accounts payable, accrued wages and taxes	227,290	202,502
Judgment - unpaid wages	42,417	42,417
Total current liabilities	270,357	247,993

Long-term liabilities:
Due to related parties:
Accrued compensation	2,325,950	2,155,231
Officer and shareholder payable	426,839	336,959

Total long term liabilities	2,752,789	2,492,190

Total liabilities	3,023,146	2,740,183

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 60,103,308 shares issued and outstanding	60,103	60,103
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,564,809	34,564,809
Stock subscription	(93,750)	(93,750)
Accumulated deficit	(37,361,385)	(37,063,757)
Total stockholders' deficit	(2,830,223)	(2,532,595)
Total liabilities and stockholders' deficit	$192,923	$207,588

SEEN ON SCREEN TV, INC.
Statements of Operations
unaudited

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014

Sales	$6,268	$19,927	$26,254	$71,765

Cost of Sales	2,692	14,376	12,979	46,555

Gross Profit	3,576	5,551	13,275	25,210

General and administrative expenses:
Wages and salaries	109,638	119,599	218,712	235,080
Taxes	1,853	3,722	4,022	2,339
Stock based compensation	-	-	-	385,000
Advertising and marketing	188	621	1,068	2,692
Legal and professional	13,300	10,000	34,849	38,270
Travel and entertainment	-	1,727	2,771	2,402
Rent	12,060	24,324	38,596	64,714
Other office and miscellaneous	3,320	8,694	10,885	19,166
Total operating expenses	140,359	168,687	310,903	749,663
(Loss) from operations	(136,783)	(163,136)	(297,628)	(724,453)

Other income (expense):
Interest (expense)	-	(459)	-	(459)
Income/(Loss) before taxes	(136,783)	(163,595)	(297,628)	(724,912)
Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(136,783)	$(163,595)	$(297,628)	$(724,912)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	60,103,308	54,224,380	60,103,308	52,224,380

SEEN ON SCREEN TV, INC.
Statements of Cash Flows
unaudited

	Six months	Six months
	ended	ended
	April 30,	April 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(297,628)	$(724,912)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Deposits	2,515
Inventory	12,150	1,069
Employee advances	-	5,921
Accounts payable and accrued expenses	24,788	50,479
Stock based compensation	-	385,000
Net cash flows from operating activities	(258,175)	(282,443)

Cash flows from investing activities:
		-
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdrafts	(2,424)	(39,677)
Proceeds from sale of common stock	-	188,214
Stock subscription	-	14,000
Related party transaction	260,599	125,838
Net cash flows from financing activities	258,175	288,375
Net cash flows	-	5,932

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$-	$5,932

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock based compensation	$-	$385,000
Interest	$-	$(459)
Income taxes	$-	$-

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015

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

In February 2015, the Company closed its retail store and now operates primarily though internet sales and wholesale sales.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ended April 30, 2015 and October 31, 2014 and for the six months ended April 30, 2015 and 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2015 and 2014.  The Company has been and continues to be in overdraft situations.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015

The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2015 and October 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the six months ended April 30, 2015 and 2014 were $1,068 and $2,692, respectively.

Recently Issued Accounting Pronouncements:

For the period ended April 30, 2015 and October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2015, the Company had an accumulated deficit of $37,361,385 and unpaid payroll tax liabilities of $155,427.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015

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

For the period ended April 30, 2015, the Company has increased accrued compensation by $170,719, increased officer and shareholder payable by 89,880 since the year ended October 31, 2014.

The net balance of these related party transactions on April 30, 2014 was $2,745,093.

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties.  The balance of this note at April 30, 2015 and October 31, 2014 was $42,417.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2015

On October 13, 2014, the Company issued 1,562,500 share of stock.  The Company has not received these funds and recorded this transaction as a stock subscription.  The Company expects full payment once the S-1 is filed.

The number of common stock shares outstanding at April 30, 2015 was 60,103,308.

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

As of April 30, 2015, the Company has not issued any options.

Note 7 – Payroll Liabilities

As of April 30, 2015 the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $155,427.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $145,552 on October 31, 2014.  As of April 30, 2015, The Company does not have any specific terms on repayment with any Federal or State Agency.

Note 8 – Subsequent Events

Management has evaluated events occurring between April 30, 2015 and June 15, 2015, the date that the  financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at June 15, 2015, including the estimates inherent in the processing of the financial statements.

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

Results of Operations

For the three months ending April 30, 2015

Gross Profit

For the three months ended April 30, 2015, we had a gross profit of $3,576.00 compared to a gross profit of $5,551 for the same period ended April 30, 2014.  The decrease in gross profit is due to closing the store.

Total Operating Expenses

For the quarter ended April 30, 2015, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $140,359, compared with total operating expenses of $168,687 for the same period ended April 30, 2014.  This decrease in total operating expenses was due to the decrease in wages and other expenses which is direct result of closing the store.

Net Loss

For the three months ended April 30, 2015, we incurred a net losses of $136,783 compared with a net loss of $163,136 for the same periodi ended April 30, 2014.  The decrease in net loss was due to the in the total operating expenses.

Operating Activities

During the period ended April 30, 2015, cash used in operations was $258,175, as compared to $282,443 in April 30, 2014.  During the three month period ended April 30, 2015, we didn't issue any stock based compensation, our net loss was $258,175.  As compared with the three month period in April 30, 2014, there we issued stock based compensation of $385,000, the net loss was $724,912. The change for the three month period ended April 30, 2015, is also attributed to a result in an increase in inventory of $11,081, and a decrease in accounts payable and accrued expenses of $25,691.

Investing Activities

During the three month period ended April 30, 2015, we had no investing activities.

Financing Activities

During the three month period ended April 30, 2015, we did not received any funds from the sale of of our restricted shares of common stock.

Liquidity and Capital Resources

As of April 30, 2015, we had a working capital deficit of $37,361,385, as compared to a working capital deficit of $37,063,757 at April 30, 2014.  In the past, we have relied on sales of our equity securities, as well as, loans from our majority stockholder, to raise funds for our working capital requirements. We need to continue to raise additional capital in order to implement our business plan and will continue to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance we will be able to raise sufficient funds to implement and sustain our business plan, or if, funds are available these funds will be on acceptable terms.

For the six months period ending April 30, 2015

Gross Profit

For the six month period ended April 30, 2015, we had a gross profit of $13,275, as compared to gross profits of $25,210 for the period ended April 30, 2014.  The decrease in gross profit is due to the location of the store and the items the store had.

Total Operating Expenses

For the six month period ended April 30, 2015, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $310,903, as compared with total operating expenses of $749,663 for the period ended April 30, 2014.  This decrease in total operating expenses was due to the decrease in wages and issuing stocks base compensation valued at $385,000.

Net Loss

For the six month period ended April 30, 2015 we incurred net losses of $297,628, as compared with a net loss of $724,912 for the same period ended April 30, 2014.  The decrease in net loss was due to the decrease in the total operating expenses.

Liquidity and Capital Resources

As of April 30, 2015, our working capital deficit was $37,361,385, as compared to the working capital deficit of $37,063,757 at April 30, 2014.  In the past, we have relied on sales of our equity securities to raise funds for our working capital requirements, as well as, loans from our majority shareholder.  We will need to continue to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry-out our business plan, or that if funds are available to us that they will be on acceptable terms.

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

We market our products direct to customers and have developed retail pricing for all revenue generating products. In addition, we may mark-down prices on an individual case basis to increase demand on our products, and increase our sales to boost up the market.

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

ITEM 4.                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.            RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Equity Purchase Agreement with Premier Venture Partners, LLC.	S-1	4/03/15	10.1

10.7	Registration Rights Agreement with Premier Venture Partners, LLC.	S-1	4/03/15	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 25th day of June, 2015.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Equity Purchase Agreement with Premier Venture Partners, LLC.	S-1	4/03/15	10.1

10.7	Registration Rights Agreement with Premier Venture Partners, LLC.	S-1	4/03/15	10.2

14.1	Code of Ethics.	10-K	8/31/11	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.