Form 10-Q
period 2015-09-15
SEEN ON SCREEN TV INC.
filed 2015-09-15
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25
NOTIFICATION OF LATE FILING

[ ]	Form 10-K	[ ]	Form 20-F	[ ]	Form 11-K	[X]	Form 10-Q
[ ]	Form 10-D	[ ]	Form N-SAR	[ ]	Form N-CSR

For the period ended September 15, 2015.
[ ]	Transition Report on Form 10-K.
[ ]	Transition Report on Form 20-F.
[ ]	Transition Report on Form 11-K.
[ ]	Transition Report on Form 10-Q.
For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

SEEN ON SCREEN TV INC.
Full Name of Registrant

000-21812
SEC FILE NUMBER

4017 Colby Avenue
Everett, Washington   98201
Address of principal executive office, including zip code

PART II - RULES 12B-25 and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25, the following should be completed.

(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)
The subject annual report, semi-annual report, transition report on Form 10-Q, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)	The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

           The company's management has not yet completed their review of the quarterly financial statements.

PART IV - OTHER INFORMATION

1.	Name and telephone number of person to contact in regard to this notification.

Antoine Jarjour
(425) 367-4668

2.
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

	Yes	[X]	No	[ ]

3.
Is it anticipated that any significant change in results of operations from the corresponding period will be reflected by the earnings statements to be included in the subject report or portion thereof?

	Yes	[ ]	No	[X]

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Seen on Screen TV Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized, on this 15th day of September, 2015.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Treasurer