Form 10-Q
period 2015-07-31
SEEN ON SCREEN TV INC.
filed 2015-09-21
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of July 31, 2015, there were 94,975,958 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	July 31,	October 31,
	2015	2014
	unaudited	audited
ASSETS
Current assets:
Cash	$2,472	$-
Inventory	185,227	197,377
Related party receivable	7,696	7,696
Security deposit	-	2,515
Total current assets	195,395	207,588

Total assets	$195,395	$207,588

LIABILITIES
Current liabilities:
Bank overdrafts	$-	$3,074
Accounts payable, accrued wages and taxes	229,311	202,502
Accrued Rent	6,700
Judgment - unpaid wages	42,417	42,417
Total current liabilities	278,428	247,993

Long-term liabilities:
Due to related parties:
Accrued compensation	2,428,287	2,155,231
Officer and shareholder payable	438,150	336,959

Total long term liabilities	2,866,437	2,492,190

Total liabilities	3,144,865	2,740,183

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 195,000,000 authorized, 60,103,308 shares issued and outstanding	60,103	60,103
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	34,564,809	34,564,809
Stock subscription	(93,750)	(93,750)
Accumulated deficit	(37,480,631)	(37,063,757)
Total stockholders' deficit	(2,949,469)	(2,532,595)
Total liabilities and stockholders' deficit	$195,395	$207,588

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC. Statements of Operations unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014

Sales	$-	$12,717	$26,254	$84,482

Cost of Sales	23	2,228	13,002	48,783

Gross Profit	(23)	10,489	13,253	35,699

General and administrative expenses:
Wages and salaries	96,000	93,326	314,712	328,406
Taxes	-	25,792	4,177	28,131
Stock based compensation	-	-	-	385,000
Advertising and marketing	-	16	1,068	2,708
Legal and professional	10,080	10,000	44,929	48,270
Travel and entertainment	-	2,907	2,771	5,309
Bank charges	-	-	-
Rent	10,830	17,304	49,426	82,019
Other office and miscellaneous	1,223	5,623	11,954	24,789
Total operating expenses	118,133	154,968	429,037	904,631
(Loss) from operations	(118,156)	(144,479)	(415,784)	(868,932)

Other income (expense):
Interest (expense)	(1,090)	(38)	(1,090)	497
Income/(Loss) before taxes	(119,246)	(144,517)	(416,874)	(868,435)
Provision/(credit) for taxes on income	-	-	-	-
Net Income/(loss)	$(119,246)	$(144,517)	$(416,874)	$(868,435)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	60,103,308	54,224,380	60,103,308	52,224,380

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC. Statements of Cash Flows unaudited

	Nine months	Nine months
	ended	ended
	July 31,	July 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(416,874)	$(869,429)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Deposits	2,515
Inventory	12,150	(3,698)
Employee advances	-	5,921
Accounts payable and accrued expenses	16,180	58,890
Stock based compensation	-	385,000
Net cash flows from operating activities	(386,029)	(423,316)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdrafts		(39,677)
Proceeds from sale of common stock	-	188,214
Stock subscription	-	67,000
Related party transaction	388,501	209,029
Net cash flows from financing activities	388,501	424,566
Net cash flows	2,472	1,250

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$2,472	$1,250

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock based compensation	$-	$-
Interest	$-	$(497)
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2015

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ended July 31, 2015 and October 31, 2014 and for the nine months ended July 31, 2015 and 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2015 and 2014.

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
July 31, 2015

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2015 and October 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the nine months ended July 31, 2015 and 2014 were $1,068 and $2,708 respectively.

Recently Issued Accounting Pronouncements:

For the period ended July 31, 2015 and October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of July 31, 2015, the Company had an accumulated deficit of $37,480,631 and unpaid payroll tax liabilities of $155,394.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
July 31, 2015

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

For the year ended October 31, 2014, the Company has decreased the balance of accrued rent by $26,232, increased accrued compensation by $303,231, increased officer and shareholder payable by $114,989 and decreased receivables from related entity by $25,804 since the year ended October 31, 2013.

The net balance of these related party transactions on October 31, 2014 was $2,484,494.

For the period ended July 31, 2015, the Company has increased accrued compensation by $273,056, increased officer and shareholder payable by $101,191 since the year ended October 31, 2014.

The net balance of these related party transactions on July 31, 2014 was $2,858,741.

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties.  The balance of this note at July 31, 2015 and October 31, 2014 was $42,417.

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

The number of common stock shares outstanding at July 31, 2015 was 60,103,308.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2015

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

As of July 31, 2015, the Company has not issued any options.

Note 7 – Payroll Liabilities

As of July 31, 2015 the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $155,394.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $145,552 on October 31, 2014.  As of July 31, 2015, The Company does not have any specific terms on repayment with any Federal or State Agency.

Note 8 – Subsequent Events

Management has evaluated events occurring between July 31, 2015 and September 1, 2015, the date that the  financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at September 1, 2015, including the estimates inherent in the processing of the financial statements.

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

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We closed our store.

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

Results of Operations

For the three months ending July  31, 2015

Gross Profit

For the three months ended July 31, 2015, we had a gross Loss of $23 compared to a gross profit of $10,489 for the same period ended July 31,, 2014.  The decrease in gross profit is due to closing the store.

Total Operating Expenses

For the quarter ended July 31, 2015, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $118,133, compared with total operating expenses of $154,968 for the same period ended July 31, 2014.  This decrease in total operating expenses was due to the decrease in wages and other expenses which is direct result of closing the store.

Net Loss

For the three months ended July 31, 2015, we incurred a net losses of $119,246 compared with a net loss of $144,517 for the same period ended July 31, 2014.  The decrease in net loss was due to the in the total operating expenses.

Operating Activities

During the period ended July 31, 2015, cash used in operations was $386,029, as compared to $423,316 in July 31, 2014.  During the three month period ended July 31, 2015, we didn't issue any stock based compensation, our net loss was $416,874.  As compared with the three month period in July 31, 2014, there we issued stock based compensation of $385,000, the net loss was $869,429. The change for the three month period ended July 31, 2015, is also attributed to a result in an increase in inventory of $15,848, and a decrease in accounts payable and accrued expenses of $42,710.

Investing Activities

During the three month period ended July 31, 2015, we had no investing activities.

Financing Activities

During the three month period ended July 31, 2015, we did not received any funds from the sale of our restricted shares of common stock.

Liquidity and Capital Resources

As of July 31, 2015, we had a working capital deficit of $37,480,631, as compared to a working capital deficit of $37,063,757 at October 31, 2014.  In the past, we have relied on sales of our equity securities, as well as, loans from our majority stockholder, to raise funds for our working capital requirements. We need to continue to raise additional capital in order to implement our business plan and will continue to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance we will be able to raise sufficient funds to implement and sustain our business plan, or if, funds are available these funds will be on acceptable terms.

For the nine months period ending July 31, 2015

Gross Profit

For the nine month period ended July 31, 2015, we had a gross profit of $13,253, as compared to gross profits of $35,699 for the period ended July 31, 2014.  The decrease in gross profit is due to the location of the store and the items the store had.

Total Operating Expenses

For the nine month period ended July 31, 2015, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $429,037, as compared with total operating expenses of $904,631 for the period ended July 31, 2014.  This decrease in total operating expenses was due to the decrease in wages in July 31, 2015 and issuing stocks base compensation valued at $385,000 for the period ending July 31, 2014.

Net Loss

For the nine month period ended July 31, 2015 we incurred net losses of $415,784, as compared with a net loss of $868,932 for the same period ended July 31, 2014.  The decrease in net loss was due to the decrease in the total operating expenses.

Liquidity and Capital Resources

As of July 31, 2015 our working capital deficit was $37,480,631as compared to the working capital deficit of $37,063,757 at October 31, 2014.  In the past, we have relied on sales of our equity securities to raise funds for our working capital requirements, as well as, loans from our majority shareholder.  We will need to continue to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry-out our business plan, or that if funds are available to us that they will be on acceptable terms.

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

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

10.2	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.3	2014 Stock Option Plan	S-8	8/05/14	10.1

10.4	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 21st day of September, 2015.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

14.1	Code of Ethics	10-K	8/31/11	14.1

10.1	Master License Agreement with Bold Ideas Group s.a.r.l.	10-Q	2/20/14	10.1

10.2	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.3	2014 Stock Option Plan	S-8	8/05/14	10.1

10.4	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.2

99.2	Disclosure Committee Charter	10-K	8/31/11	99.3

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X