Form 10-K
period 2015-10-31
SEEN ON SCREEN TV INC.
filed 2016-03-31
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2015

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2015: $1,206,012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of March 22, 2016, total outstanding common shares was:  421,562,748

PART I

ITEM 1.	BUSINESS.

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

On February 16, 2016, we issued 4,000,000 shares for VoiceFlix, Inc.  On November 5, 2015, we issued 6,000,000 shares to StockVest.  We issued 2,325,581 shares for Premier Venture Partners, LLC.

On December 15, 2015, we entered into a Memorandum of Understanding and Agreement ("Memorandum") with Tony Reynolds DBA Reynolds Sports and Entertainment, now a wholly owned subsidiary of A Kickin Crowd LLC ("Reynolds") wherein we acquired an exclusive license to Buster's Backyard Bar-B-Q, alternatively Buster's Bar-B-Q, in exchange for $10,000 and 15,000,000 restricted shares of our common stock valued at $90,000.00.   The terms of the Memorandum provide that we retain all profits until we recoup net profits of $10,000.00.  After that, we retain 90% of net profits generated until we recoup $90,000.00.  After we recoup the foregoing $90,000.00, net profits are split 75% to us and 25% to Reynolds.

On January 2, 2016, we executed a License Agreement with Reynolds that embodied the terms of the Memorandum aforesaid.

Our Business

We offer a selection of products to our customers that are available through our website. We purchase products we believe will sell through our website.

We are currently in development of a new website that is 80% completed and adding new products.

Our strategy is to create our on-line store, and our own in-house marketing production. We plan to produce products and have the products manufactured in China ourselves. These products will be sold on our website and to major retailers in the United States.

We are developing a strategic business model that adjusts to the rapid changes in the retail market.

In February 2015, we closed our retail store and now operate through an Internet website only as this is the most cost effective way for us to operate at this time.

Our Growth Strategy

We believe we have the right strategy capitalize on the opportunities afforded by our business model. We believe we will continue to have opportunities to drive growth through sales, expanding our operating profit.

Our Merchandise

Our products are generally personal and household use items that can be shipped via USPS or parcel delivery on normal schedules. We sell items that enhance convenience or lifestyle. We do not sell industrial products or food items. We do not sell perishable items of any sort.

*	FAST BRITE - An amazing cleaner for the headlights of cars
*	Simonize Fix it Pen - A Pen to remove scratches from cars
*	Total Pillow - A flexible and versatile travel pillow
*	Potty Patch - A indoor grass patch for dogs to use the bathroom indoors
*	Irenew - A magnetic bracelet to improve posture, health and flexibility
*	Style Snaps - A great device to hem your pants instantly
*	Eggies - Be able to cook a hardboiled egg without the shell!
*	Salad Fresh - An easy to use on the go salad shaker, this product was marketed, manufactured, and distributed in house.

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

Distribution, Transportation and Inventory Management

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of 10-31-2015 is zero. Consequently, for the period ending October 31, 2015, the Company's management decided to write off the entire inventory Balance of $197,377.

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

Our Employees

As of October 31, 2015, we employed 1 part-time and 1 full-time employee.  We currently are not a party to any collective bargaining agreements.

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

On July 30, 2013, a judgment was entered in the Superior Court of the State of California, County of San Diego, Case No. 10-80132 GB captioned Majed Aleesay, plaintiff v. Seen on Screen TV, Inc., a Nevada corporation, defendant in the amount of $21,000 for wages; $9,792 liquidated damages; $1,940 interest; $41,154 additional wages for a total amount of $36,886 as plaintiff's award, plus $253 post hearing interest and $435 filing fees for a total amount of judgment of $37,574 all of which is accruing interest according to the law. As of October 31, 2015 there is a total amount of $47,260 owning to the plaintiff by the defendant.

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

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter: 8/1/2015 to 10/31/2015	$0.035	$0.0038
Third Quarter: 5/1/2015 to 7/31/2015	$0.015	$0.0075
Second Quarter: 2/1/2015 to 4/30/2015	$0.0075	$0.0075
First Quarter: 11/1/2014 to 1/31/2015	$0.03	$0.0075

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter: 8/1/2014 to 10/31/2014	$0.03	$0.015
Third Quarter: 5/1/2014 to 7/31/2014	$0.025	$0.02
Second Quarter: 2/1/2014 to 4/30/2014	$0.0275	$0.0225
First Quarter: 11/1/2013 to 1/31/2014	$0.05	$0.0238

Holders

At October 31, 2015, there were 385,903,832 shares of our common stock outstanding. Our shares of common stock are held by approximately 943 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

On September 22, 2015, the Company completed and distributed a stock dividend of 3 additional shares of common stock for each 1 share of common stock outstanding.  The number of outstanding shares after the stock dividend is 385,903,832 shares. The par value is $0.001 per share and unchanged.

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

Common Stock

Our Articles of Incorporation, amended August 27, 2015, authorize us to issue up to 1,000,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

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

As of October 31, 2014, we had 60,103,308 shares of common stock issued and outstanding.  As of October 31, 2015, we had 385,903,832 shares of common stock issued and outstanding.

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

As of October 31, 2015, we had no shares of our preferred stock issued or outstanding.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Transfer Agent

Computershare, 350 Indiana Street, Suite 750 , Golden, Colorado   80401, (800) 942-5909, www.computershare.com.

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

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States.  We are currently only operating our ecommerce website.

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

Results of Operations

Gross Profit

For the year ended October 31, 2015, we had a gross profit of $2,735 compared to a gross profit of $42,158 for the year ended October 31, 2014. The decrease in gross profit is due to the decline in sales and an increase of the cost of goods.

Total Operating Expenses

Our total cost and expenses which consist of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses increased by $335,930 from $1,095,292 for the year ended October 31, 2014 to $1,426,222 for the year ended October 31, 2015. This increase is due primarily to an increase of stock based compensation of $825,000 from the year ended October 31, 2014 to the year ended on October 31, 2015.

Interest Expense

Interest expense and related financing fees for the year ended October 31, 2015 was $6,537 compared to $5,306 for the year ended October 31, 2014, an increase of $1,231. The increase in interest represents the increase in interest accruing on a money judgment against us in California.  See Item 3. – Legal Proceedings.

Net Loss

During the year ended October 31, 2015 and 2014, we incurred net losses of $1,615,362 and $1,058,440 respectively. The increased losses of $556,922 were primarily due to the increase of stock based compensation from the year ended in October 31, 2014 to the year ended in October 31, 2015.

Liquidity and Capital Resources

As of October 31, 2015, we had a working capital deficit of $293,878 as compared to a working capital deficit of $40,405 as of October 31, 2014. In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $545,583 during the year ended October 31, 2015 was primarily a result of our $1,615,362 net loss reconciled with our net non-cash expenses relating to change in assets and accounts payable and accrued expenses. Cash used in operations of $545,583 during the year ended October 31, 2014 was primarily a result of our $1,615,362 net loss reconciled with our net non-cash expenses relating to Loss on abandoned property and no inventory.

Investing Activities

During the year ended October 31, 2015 and 2014, we had no investing activities.

Financing Activities

During the year ended October 31, 2015, we generated proceeds of $311,180 from the sale of restricted shares of common stock to investors.

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

Inventory

Inventories consist of merchandise that is ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, the Company determined that no reserves were necessary. Management determined that the net realizable value of inventory as of 10-31-2015 is zero. Consequently, for the period ending October 31, 2015, the Company's management decided to write off the entire inventory Balance of $197,377.

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

Impairment of Long-Lived Assets and Other Intangible Assets

We evaluated the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on our financial position and results of operations. For all periods presented, we determined that no impairment charges were incurred except inventory that was written off at $197,377.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEEN ON SCREEN TV, INC.

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets:
October 31, 2015 and 2014	F-2

Statements of Operations:
Years ended October 31, 2015 and 2014	F-3

Statements of Cash Flows:
Years ended October 31, 2015 and 2014	F-4

Statement of Shareholders' Deficit:
October 31, 2015	F-5

Notes to Financial Statements:
October 31, 2015 and 2014	F-6

Index to Financials

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Seen On Screen TV, Inc.

I have audited the accompanying balance sheets of Seen On Screen TV, Inc. as of October 31, 2015 and 2014, and the related statements of operations, stockholders' deficit and cash flows for each of the two-year period ended October 31, 2015 and 2014.  Seen On Screen TV, Inc.'s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seen On Screen TV, Inc., as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #2 to the financial statements, the Company has had limited operations, has limited revenues, a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note #2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GEORGE STEWART

Seattle, Washington
March 16, 2016

Index to Financials

SEEN ON SCREEN TV, INC.
Balance Sheets

	October 31,	October 31,
	2015	2014
	audited	audited
ASSETS
Current assets:
Cash	$2,027	$-
Inventory	-	197,377
Related party receivable	-	7,696
Security deposit	-	2,515
Total current assets	2,027	207,588

Total assets	$2,027	$207,588

LIABILITIES
Current liabilities:
Bank overdrafts	$-	$3,074
Accounts payable, accrued wages and taxes	543,812	202,502
Accrued Rent	8,950
Judgment - unpaid wages	47,260	42,417
Total current liabilities	600,022	247,993

Long-term liabilities:
Due to related parties:
Accrued compensation	2,493,784	2,155,231
Officer and shareholder payable	-	336,959

Total long term liabilities	2,493,784	2,492,190

Total liabilities	3,093,806	2,740,183

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,000,000,000 authorized, 385,903,832 and 60,103,308 shares issued and outstanding as October 31, 2015 and 2014 respectively	385,904	60,103
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	35,375,188	34,564,809
Stock subscription	(173,750)	(93,750)
Accumulated deficit	(38,679,120)	(37,063,757)
Total stockholders' deficit	(3,091,778)	(2,532,595)
Total liabilities and stockholders' deficit	$2,027	$207,588

On September 22, 2015, the Company effecutated a 4:1 stock dividend.  Shares at October 31, 2015 have been retroactively restated and par value has remained unchanged.

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statements of Operations
audited

	Twelve months	Twelve months
	ended	ended
	October 31,	October 31,
	2015	2014
	audited	audited

Sales	$30,554	$93,093

Cost of Sales	27,819	50,935

Gross Profit	2,735	42,158

General and administrative expenses:
Wages and salaries	414,161	446,790
Taxes	7,091	43,441
Stock based compensation	825,000	385,000
Advertising and marketing	10,202	3,031
Legal and professional	83,555	82,699
Travel and entertainment	9,886	5,320
Bank charges	-
Rent	62,617	97,885
Other office and miscellaneous	13,710	31,126
Total operating expenses	1,426,222	1,095,292
(Loss) from operations	(1,423,487)	(1,053,134)

Other income (expense):
Interest (expense)	(6,537)	(5,306)
Inventory Obsolescence and Bad Debt Expense	(185,338)	-
Income/(Loss) before taxes	(1,615,362)	(1,058,440)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(1,615,362)	$(1,058,440)

Basic earnings/(loss) per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	99,009,660	55,926,193

On September 22, 2015, the Company effecutated a 4:1 stock dividend.  Shares at October 31, 2015 have been retroactively restated and par value has remained unchanged.

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statement of Cash Flow

	Twelve months	Twelve months
	ended	ended
	October 31,	October 31,
	2015	2014
	audited	audited
Cash flows from operating activities:
Net income (loss)	$(1,615,362)	$(1,058,440)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Deposits	2,515
Inventory	197,377	(2,418)
Loan to The GNS Group Inc.	7,696
Employee advances		5,921
Accounts payable and accrued expenses	37,192	95,691
Stock based compensation	825,000	385,000
Net cash flows from operating activities	(545,583)	(574,246)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Bank overdrafts and Other	(5,672)	(36,603)
Proceeds from sale of common stock	311,180	188,214
Stock subscription	(80,000)	-
Related party transaction	317,259	417,792
Judgment - unpaid wages	4,843	4,843
Net cash flows from financing activities	547,610	574,246
Net cash flows	2,027	(0)

Cash and equivalents, beginning of period	-	-
Cash and equivalents, end of period	$2,027	$(0)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:
Stock based compensation	$825,000	$385,000
Interest	$-	$(497)
Income taxes	$-	$-

On September 22, 2015, the Company effecutated a 4:1 stock dividend.  Shares at October 31, 2015 have been retroactively restated and par value has remained unchanged.

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
Statement of Stockholders' Deficit

	Common Stock		Additional	Stock	Retained
	Shares	Amount	Paid in capital	Subscription	Deficit	Total

Balance - October 31, 2009	26,884,000	$26,884	$32,916,040	$-	$(33,372,354)	$(429,430.00)

Shares Issued	3,758,000	3,758	209,242			213,000
Net (loss)					(317,682)	(317,682)
			-
Balance - October 31, 2010	30,642,000	30,642	33,125,282	0	(33,690,036)	(534,112)

Shares Issued	3,624,523	3,625	244,867			248,492
Net (loss)					(977,543)	(977,543)

Balance - October 31, 2011	34,266,523	34,267	33,370,149	-	(34,667,579)	(1,263,163)

Shares Issued	4,610,000	4,610	94,422			99,032
Stock subscription				254,600		254,600
Net (loss)					(685,351)	(685,351)

Balance - October 31, 2012	38,876,523	38,877	33,464,571	254,600	(35,352,930)	(1,594,882)

Shares Issued	8,200,000	8,200	446,300			454,500
Stock subscription				(254,600)		(254,600)
Net (loss)					(652,387)	(652,387)

Balance - October 31, 2013	47,076,523	47,077	33,910,871	-	(36,005,317)	(2,047,369)

Shares issued for cash	3,764,285	3,764	184,450			188,214
Shares issued for services	7,700,000	7,700	377,300			385,000
Stock subscription	1,562,500	1,562	92,188	(93,750)		0
Net (loss)					$(1,058,440)	$(1,058,440)

Balance - October 31, 2014	60,103,308	$60,103	$34,564,809	$(93,750)	$(37,063,757)	$(2,532,595)

Shares issued for Debt cancellation	7,372,650	7,373	213,807			221,180
Shares issued for services	27,500,000	27,500	797,500			825,000
Stock subscription	1,500,000	1,500	88,500	(80,000)		10,000
Net (loss)					(1,615,362)	(1,615,362)

Balance - before stock dividend	96,475,958	$96,476	$35,664,616	$(173,750)	$(38,679,120)	$(3,091,778)

Stock dividend as of September 22, 2015	289,427,874	289,428	(289,428)

Balance - October 31, 2015	385,903,832	$385,904	$35,375,188	$(173,750)	$(38,679,120)	$(3,091,778)

On September 22, 2015, the Company effecutated a 4:1 stock dividend.  Shares at October 31, 2015 have been retroactively restated and par value has remained unchanged.

The accompanying notes are an integral part of these statements.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2015

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

The Company was in the business of exploring for precious metals, developing processes for extracting them from the earth and if warranted, developing sites for possible exploration. As of November 2008, the Company has refocused its operations and now operates as a retail store under the name Seen On Screen TV, Inc. and purchases products from companies advertising on TV for direct sales to consumers. The Company trades under the symbol SONT.

In February 2015, the Company closed its retail store and now operates primarily though internet sales and wholesale sales.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended October 31, 2015 and October 31, 2014.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2015 and 2014.

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of 10-31-2016 is zero. Consequently, for the period ending October 31, 2015, the Company's management decided to write off the entire inventory Balance of $197,377.

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
October 31, 2015

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2015 and October 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2015 and 2014 were $10,202 and $3,031 respectively.

Recently Issued Accounting Pronouncements:

For the period ended October 31, 2015 and October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Stock Base Compensation;

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employee to be accounted for based on the fair market value of the related stock or options or fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2015

Development Stage Company;

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; it no longer presents or discloses inception-to-date information and other disclosure requirements of Topic 915.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2015, the Company had an accumulated deficit of $38,679,120 and unpaid payroll tax liabilities of $156,470.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The net balance of these related party transactions on October 31, 2014 was $2,492,190.

For the year ended October 31, 2015, the Company has increased the balance of accrued rent by $8,950, increased accrued compensation by $338,554, decreased officer and shareholder payable by $27,844 and decreased receivables from related entity by $7,696 since the year ended October 31, 2014

The Company issued 27,500,000 shares to related party transactions for valued at $825,000 for the year ended October 31, 2015.

The Net balance of Related Party transactions on October 31, 2015 was $2,802,900.

For the year ended 10-31-2015, Shareholders withdrew approximately $59,000 from the cash balance and charged Shareholders draws incorrectly. This $59,000 was adjusted in the 10-31-2015 financial statements to Wage Expense. Related payroll taxes of approximately $6,000 are not recorded in the financial statements but are due and payable as short term liabilities.

On January 13, 2016, the Company made an agreement for issuance of stock for 4,000,000 shares to an investor (share price $0.005) for consideration of $20,000.  The money was received but the stock has not been issued as of March 16, 2016.

Note 4 – Judgment for Unpaid Wages:

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties.  The balance of this note at October 31, 2015 was $47,260 and October 31, 2014 was $42,417.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2015

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

On October 13, 2014, the Company issued 1,562,500 share of stock to Premier Venture Partner.  The Company has not received these funds and recorded this transaction as a stock subscription.  Premier Venture Partner paid $10,000 for filing the S1. The Company expects full payment of the remaining balance once the S-1 is filed.

The number of common stock shares outstanding at April 30, 2015 was 60,103,308.
The number of common stock shares outstanding at July 31, 2015 was 60,103,308.

On August 2015, the Company issued 27,500,000 shares for services to related party valued at $825,000. The company also issued 7,372,650 shares to cancel debt valued at $221,179.50.

On September 2015, the Company issued 1,500,000 shares for FMW Media Works Corp. This issuance has increased the stock subscription receivable from $93,750 on October 31. 2014 to $173,750 on October 31, 2015.

On September 22, 2015, the Company completed a stock dividend of 3 additional shares of common stock for each 1 share of common stock outstanding.  The number of outstanding shares after the stock dividend is 385,903,832 shares. The par value is $0.001 per share and unchanged.

As of August 27, 2015, the company filed a certificate of amendment increasing the company's authorized common shares from 195,000,000 to 1,000,000,000 common shares.

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

Note 7 – Payroll Liabilities

As of October 31, 2015 the Company had incurred unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $156,470.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $145,552 on October 31, 2014.  As of October 31, 2015, The Company has signed an installment agreement with Department of Treasury- Internal Revenue Service and Department of Labor and Industry, to repay the amount owed.

Index to Financials

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 2015

Note 8 – Subsequent Events

Management has evaluated events occurring between November 1, 2015 and March 16, 2016, the date that the  financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at March 16, 2016, including the estimates inherent in the processing of the financial statements.

In November 2015 the Company issued 4,000,000 shares for VoiceFlix, Inc and 6,000,000 shares for StockVest.

The Company also issued 2,325,581 shares for Premier Venture Partners, LLC.

In January 2016, the Company has entered into agreement with Tony Reynolds to provide advisory services to the company as a consultant. The Company also entered into an agreement with A Kick-In Crowd for the exclusive license to Buster's Backyard Bar-B-Q. The company has issued 8.3 million shares for Tony Reynolds and 15 million shares for A Kick-in Crowd.

Between November 1, 2015 and February 29, 2016, the company had shareholder withdrawals, a related party transaction, in the amount of $22,701.  This amount will be adjusted to shareholder wage expense in the fiscal year 2016.

On January 13, 2016, the Company made an agreement for issuance of stock for 4,000,000 shares to an investor (share price $0.005) for consideration of $20,000.  The money was received but the stock has not been issued as of March 16, 2016.

On March 15, 2016, the Company made an agreement for issuance of stock for 800,000 shares to an investor (share price $0.01) for consideration of $8,000.  The money was received but the stock has not been issued as of March 16, 2016.  Also, the same investor paid $13,000 for 2,600,000 shares.  The stock has not been issued as of March 16, 2016.

On March 15, 2016, the Company made an agreement for issuance of stock for 700,000 shares at a share price of $0.01 for consideration of $7,000.  The money was received but stock has not been issued as of March 16, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

From May 5, 2015 through July 4, 2015, Gillespie & Associates, PLLC, a Washington Professional Limited Liability Company ("Gillespie") was the independent registered public accounting firm of Seen on Screen TV Inc. (the "Company"). On July 4, 2015, Gillespie informed Antoine Jarjour, the Company's chief executive officer and a member of the Company's Board of Directors (the "Board"), that he was withdrawing as our auditor as a result of a conflict of interest in connection with his previous affiliation with Harris & Gillespie, PLLC, our previous auditor.  On July 7, 2015, our board of directors engaged George Stewart, CPA as the Company's independent registered public accounting firm.

None of our previous audit reports, in particular the audit reports for the fiscal years ended October 31, 2014 and October 31, 2013, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended October 31, 2014 and October 31, 2013.

During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through July 7, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gillespie would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through July 7, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished Mr. Gillespie with a copy of this disclosure on August 20, 2015, providing Gillespie with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree.  A copy of Gillespie's response is filed as Exhibit 16.1 to our Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015.

During the fiscal years ended October 31, 2014 and October 31, 2013, and the subsequent interim periods through August 20, 2015, neither the Company nor anyone acting on its behalf consulted the George Stewart, CPA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that the Michael Gillespie Entity concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls that occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Remediation Plan

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.	OTHER INFORMATION.

Unregistered Sale of Equity Securities

On August 20, 2015, we issued 6,666,667 restricted shares of common stock to Antoine Jarjour, our president, in consideration of services valued at $200,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Jarjour was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Jarjour is a sophisticated investor.

On August 20, 2015, we issued 2,500,000 restricted shares of common stock to Roula Jarjour, our vice-president, in consideration of services valued at $75,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Ms. Jarjour was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Ms. Jarjour is a sophisticated investor.

On August 20, 2015, we issued 3,333,333 restricted shares of common stock to George Jarjour, our chief operating officer, in consideration of services valued at $100,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Jarjour was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Jarjour is a sophisticated investor.

On August 20, 2015, we issued 7,372,650 restricted shares of common stock to Charles E. Carafoli, a member of our board of directors, in consideration of services valued at $221,179.50.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Carafoli was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Carafoli is a sophisticated investor.

On August 21, 2015, we issued 5,000,000 restricted shares of common stock to Antoine Jarjour, our president, in consideration of services valued at $150,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Jarjour was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Jarjour is a sophisticated investor.

On August 21, 2015, we issued 5,000,000 restricted shares of common stock to George Jarjour, our chief operating officer, in consideration of services valued at $150,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Jarjour was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Jarjour is a sophisticated investor.

On August 20, 2015, we issued 5,000,000 restricted shares of common stock to Charles E. Carafoli, a member of our board of directors, in consideration of services valued at $150,000.  The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.  Mr. Carafoli was furnished the same information that could have been contained in Part I of a Form S-1 registration statement and Mr. Carafoli is a sophisticated investor.

On September 10, 2015, we issued 1,500,000 restricted shares of our common stock to FMW Media Works Corp. ("FMW") as partial consideration under the terms of an agreement we entered into with FMW on July 15, 2015.  Under the terms of said agreement, FMW will provide consulting to create band awareness, advertising, and promotion for SONT.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	60	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	50	Vice President and Director	November 2008
George Jarjour	28	Chief Operating Officer and Director	November 2008
Charles Carafoli	67	Director	February 2008
Father Gregory Ofiesh	84	Director	March 2001

[1]	The board acts as the audit committee, the compensation committee, and the governance committee.

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

2.
Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses) other than Antoine Jarjour. Mr. Jarjour was found guilty of violating RCW 82.08.050(2), Conversion of Collected Sales Tax. This was a gross misdemeanor under Washington law. The foregoing case was filed in the Superior Court of Washington for Snohomish County, Case No. 06-1-00183-9. Judgment and sentence was issued June 4, 2007. Mr. Jarjour was sentenced 364 days imprisonment in the Snohomish County jail; Mr. Jarjour was given credit for any and all days served; Mr. Jarjour included victim assessment of $500. On the 22nd day of January 2014, the Superior Court of Snohomish County entered an order vacating conviction in the case. In 2005, Mr. Jarjour filed for protection under the Bankruptcy Act in 2005 and was discharged from his debts on May 15, 2006 in a Chapter 7 proceeding.  The case number is 05-23177-KAO filed in the United States Bankruptcy Court for the Western District of Washington.  ;

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Plan Incentive Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Totals ($)

Antoine Jarjour	2015	0	0	350,000	0	0	0	0	350,000
President, CEO, CFO	2014	0	0	0	0	0	0	0	0

Roula Jarjour	2015	0	0	75,000	0	0	0	0	75,000
Vice President	2014	0	0	0	0	0	0	0	0

George Jarjour	2015	0	0	250,000	0	0	0	0	250,000
Chief Operating Officer	2014	0	0	0	0	0	0	0	0

No funds were set aside or accrued by the Company during fiscal year 2015 or 2014 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2015.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antoine Jarjour	0	0	0	0	0	0	0
Roula Jarjour	0	0	0	0	0	0	0
George Jarjour	0	0	0	0	0	0	0
Charles Carafoli	0	0	0	0	0	0	0
Father Gregory Ofiesh	0	0	0	0	0	0	0

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2014 and 2014 Non-Qualified Incentive Stock Option Plans. No options have been granted to our officers and directors there under.

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

The following table sets forth, as of March 22, 2016, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2][3]	94,562,668	22.43%

Roula Jarjour [1][2][3]	44,000,000	10.44%

George Jarjour [1][2]	45,333,332	10.75%

Charles E. Carafoli [1][2][4]	98,670,120	23.41%

Father Gregory Ofiesh [1][2][5]	18,395,440	4.36%

All Officers and Directors as a Group (5 people)	300,961,560	71.39%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carafoli, and Father Ofiesh are the only "promoters" of our company.

[3]	Antoine Jarjour and Roula Jarjour jointly own 138,562,668 shares of our common stock or 34.87% of the total ownership of our company.

[4]
Charles E. Carafoli's wife owns 1,400,000 shares of our common stock.  These shares are reflected in Mr. Carafoli's beneficial ownership above.  The 1,400,000 shares are not owned jointly held, but held in Mr. Carafoli wife's name.

[5]
Father Ofiesh is a director; his ownership includes 18,395,440 shares of our common stock.  Previous, Father Ofiesh owns warrants-options to purchase shares of our common stock, however, these warrants-options have expired.

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

The net balance of these related party transactions on October 31, 2014 was $2,492,190.

For the year ended October 31, 2015, we had an increase in accrued rent of $8,950, an increase in accrued compensation of $338,554, a decrease in officer and shareholder payable of $336,959, and, a decrease in receivables from a related entity of $7,696 since the year ended October 31, 2014.

The net balance of these related party transactions on October 31, 2015 was $2,493,785.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$14,200	George Stewart CPA
2015	$0	Harris & Gillespie CPAs, PLLC
2014	$0	George Stewart CPA
2014	$14,000	Harris & Gillespie CPAs, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	George Stewart CPA
2015	$0	Harris & Gillespie CPAs, PLLC
2014	$0	George Stewart CPA
2014	$15,000	Harris & Gillespie CPAs, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	George Stewart CPA
2015	$0	Harris & Gillespie CPAs, PLLC
2014	$0	George Stewart CPA
2014	$0	Harris & Gillespie CPAs, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	George Stewart CPA
2015	$0	Harris & Gillespie CPAs, PLLC
2014	$0	George Stewart CPA
2014	$0	Harris & Gillespie CPAs, PLLC

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement.	8-K	1/29/16	10.1

10.8	License Agreement.	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015.	10-K	03/28/16	10.1	X

10.10	Letter Agreement with StockVest dated October 30, 2015.	10-K	03/28/16	10.2	X

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016.	10-K	03/28/16	10.3	X

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4	X

14.1	Code of Ethics.	10-K	8/31/11	14.1

23.1	Consent of George Stewart, CPA.				X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2016.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	March 28, 2016
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	March 28, 2016
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	March 28, 2016
George Jarjour	of Directors

CHARLES CARAFOLI	Member of the Board of Directors	March 28, 2016
Charles Carafoli

	Member of the Board of Directors	March ___, 2016
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

3.4	Amended Articles of Incorporation.	10-K	03/22/16	3.1	X

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement.	8-K	1/29/16	10.1

10.8	License Agreement.	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015.	10-K	03/28/16	10.1	X

10.10	Letter Agreement with StockVest dated October 30, 2015.	10-K	03/28/16	10.2	X

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016.	10-K	03/28/16	10.3	X

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4	X

14.1	Code of Ethics.	10-K	8/31/11	14.1

23.1	Consent of George Stewart, CPA.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X