Form 10-Q
period 2016-01-31
SEEN ON SCREEN TV INC.
filed 2016-05-12
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 421,562,748

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	January 31,	October 31,
	2016	2015
	unaudited	audited

ASSETS
Current assets:
Cash	$12,488	$2,027
Inventory	-	-
Related party receivable	-	-
Total current assets	12,488	2,027

Total assets	$12,488	$2,027

LIABILITIES
Current liabilities:
Accrued Rent	$5,200	$8,950
Accounts payable, accrued wages and taxes	253,986	543,812
Judgment - unpaid wages	47,260	47,260
Total current liabilities	306,446	600,022

Long-term liabilities:
Due to related parties:	238,057	-
Accrued compensation	2,493,784	2,493,784
Advanced from Stockholders	146,224	-

Total long term liabilities	2,878,065	2,493,784

Total liabilities	3,1845,11	3,093,806

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,000,000,000 authorized, 421,562,748 shares issued and outstanding	421,563	385,904
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	35,375,188	35,375,188
Stock subscription	(209,409)	(173,750)
Accumulated deficit	(38,759,365)	(38,679,120)

Total stockholders' deficit	(3,172,023)	(3,091,778)

Total liabilities and stockholders' deficit	$12,488	$2,027

The accompanying notes are an integral part of these statements

SEEN ON SCREEN TV, INC.
Statements of Operations

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2016	2015
	unaudited	unaudited

Sales	$5,900	$ $ 19,986

Cost of Sales	869	10,287

Gross Profit	5,031	9,699

General and administrative expenses:
Wages, salaries and payroll tax	47,809	109,073
Taxes	-	2,169
Advertising and marketing	11,601	880
Legal and professional	9,267	21,549
Travel and entertainment	6,426	2,771
Rent	2,950	26,536
Other office and miscellaneous	5,522	7,566
Total operating expenses	83,575	170,544
(Loss) from operations	(78,544)	(160,845)

Other income (expense):
Interest (expense)	(1,700)	-
Income/(Loss) before taxes	(80,244)	(160,845)
Provision/(credit) for taxes on income	-	-
Net Income/(loss)	$(80,244)	$(160,845)

Basic earnings/(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	236,815,000	60,103,308

The accompanying notes are an integral part of these statements

SEEN ON SCREEN TV, INC.
Statements of Cash Flows

	Three months	Three months
	ended	ended
	January 31,	January 31,
	2016	2015
	unaudited	unaudited

Cash flows from operating activities:
Net income (loss)	$(80,244)	$(160,845)

Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:

Change in current assets and liabilities:
Accrued Rent	(3,750)	9,992
Accounts payable and accrued expenses	(289,826)	4,437

Net cash flows from operating activities	(373,820)	(146,416)

Cash flows from financing activities:
Advances from stockholders	146,224	-
Bank overdrafts	-	(1,868)
Proceeds from sale of common stock	35,659	-
Stock Subscription	(35,659)	-
Related party transactions	238,057	148,284

Net cash flows from financing activities	384,281	146,416

Net cash flows	10,461	-

Cash and equivalents, beginning of period	2,027	-

Cash and equivalents, end of period	$12,488	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING:

Stock based compensation	$-	$-
Interest	$(1,700)	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2016

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended October 31, 2015 and the 3 months (quarter) ended January 31, 2016.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2015 and January 31, 2016.

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of 10-31-2015 and 01-31-16 is zero.

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
January 31, 2016

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2015 and January 31, 2016. The Company did not engage in any transaction involving derivative instruments.

Federal income taxes

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit, carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

Advertising

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the year ended October 31, 2015 advertising was $10,202. Advertising for the 3 months ended January 31, 2016 was $11,601.

Recently Issued Accounting Pronouncements

For the period ended October 31, 2015 and January 31, 2016, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the financial statements for consistency of presentation.

Stock Base Compensation;

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock option purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2016

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

Note 2 - Uncertainty, going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of October 31, 2015, the Company had an accumulated deficit of $38,679,120 and unpaid payroll tax liabilities of $156,470.  The net loss for the 3 months ended January 31, 2016 was $80,244. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

For the year ended October 31, 2015, the Company has increased the balance of accrued rent by $8,950, increased accrued compensation by $338,554, decreased officer and shareholder payable by $27,844 and decreased receivables from related entity by $7,696 since the year ended October 31, 2014.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2016

Note 4 – Judgment for Unpaid Wages

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2014 the State of California has increased the balance by $4,843 for additional interest and penalties.  The balance of this note at October 31, 2015 was $47,260.

Note 5 – Common Stock

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

On October 13, 2014, the Company issued 1,562,500 share of stock to Premier Venture Partner.  The Company has not received these funds and recorded this transaction as a stock subscription.  Premier Venture Partner paid $10,000 for filing the S-1. The Company expects full payment of the remaining balance once the S-1 is filed.

The number of common stock shares outstanding at April 30, 2015 was 60,103,308.

The number of common stock shares outstanding at July 31, 2015 was 60,103,308.

On August 2015, the Company issued 27,500,000 shares for services to related party valued at $825,000. The company also issued 7,372,650 shares to cancel debt valued at $221,179.50.

On September 2015, the Company issued 1,500,000 shares for FMW Media Works Corp. This issuance has increased the stock subscription receivable from $93,750 on October 31, 2014 to $173,750 on October 31, 2015.

On September 22, 2015, the Company completed a stock dividend of 3 additional shares of common stock for each 1 (4.1) share of common stock outstanding.  The number of outstanding shares after the stock dividend is 385,903,832 shares. The par value is $0.001 per share and unchanged.

As of August 27, 2015, the company filed a certificate of amendment increasing the company's authorized common shares from 195,000,000 to 1,000,000,000 common shares.

The Company issued 2,325,581 shares for Premier Venture Partners, LLC pursuant to Conversion dated November 4, 2015 of the Notes payable. The conversion price was $0.00215.

In January 2016, the Company has entered into agreement with Tony Reynolds to provide advisory services to the company as a consultant. Also, the Company entered into an agreement with A Kick-In Crowd for the exclusive license to Buster's Backyard Bar-B-Q. The company issued 8.3 million shares for Tony Reynolds and 15 million shares for A Kick-in Crowd.

The company issued 4 million shares to VoiceFlix for social marketing and 6 million shares to StockVest for marketing.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2016

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

Note 7 – Payroll Liabilities

As of October 31, 2015 the Company had incurred unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $156,470.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was in excess of $160,000 on January 31, 2016.  As of October 31, 2015, The Company has signed an installment agreement with Department of Treasury- Internal Revenue Service and Department of Labor and Industry, to repay the amount owed.

Note 8 – Subsequent Events

Management has evaluated events occurring between October 31, 2015 and April 22, 2016 the date that the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 9, 2016, including the estimates inherent in the processing of the financial statements.

In an agreement dated October 30, 2015 the Company issued 4,000,000 shares for VoiceFlix, Inc and 6,000,000 shares for StockVest.  StockVest paid $6,000 and will provide marketing services between November 5, 2015 and February 5, 2016.

The Company also issued 2,325,581 shares for Premier Venture Partners, LLC pursuant to Conversion dated November 4, 2015 of the Notes payable. The conversion price was $0.00215.

In January 2016, the Company has entered into agreement with Tony Reynolds to provide advisory services to the company as a consultant. The Company also entered into an agreement with A Kick-In Crowd for the exclusive license to Buster's Backyard Bar-B-Q. The company has issued 8.3 million shares for Tony Reynolds and 15 million shares for A Kick-in Crowd.

Between November 1, 2015 and February 29, 2016, the company had shareholder withdrawals, a related party transaction, in the amount of $22,701.  This amount was adjusted to shareholder wage expense in the fiscal year 2016.

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

Overview

We were formed for the purpose of selling products in our retail stores located throughout the United States. We are currently only operating our ecommerce website for sales.

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

Results of Operations

Gross Profit

For the quarter ended January 31, 2016, we had a gross profit of $5,031 compared to a gross profit of $9,699 for the quarter ended January 31, 2015.  The decrease in gross profit is due to the decline in sales and our transition of operations from a retail store inventory sales to e-commerce.

Total Operating Expenses

For the quarter ended January 31, 2016, our total operating expenses, which consist of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses were $83,575 compared with total operating expenses of $170,544 for the quarter ended January 31, 2015.  This decrease in total operating expenses was due primarily to a decrease in expenses related to the closing of the retail store operations and an ongoing transition to ecommerce sales.

Interest Expense

Interest expense and related financing fees for the quarter ended January 31, 2016 was $1,700 compared with $0 for the quarter ended January 31, 2105.  The increase in interest represents the increase in interest accruing on a money judgment against us in California.

Net Loss

For the quarter ended January 31, 2016, we incurred a net losses of $80,244 compared with a net loss of $160,845 for the quarter ended January 31, 2015.  The decrease in net loss was due to our reduction of expenses related to a retail store operation in 2015.

Liquidity and Capital Resources

As of January 31, 2016, we had a working capital deficit of $3,172,024 as compared to a working capital deficit of $3,091,778 as of October 31, 2015.  In the past we have relied on sales of our equity securities to raise funds for our working capital requirements, as well as loans from our majority stockholder. We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations was $74,040 at January 31, 2016 compared to $146,416 at January 31, 2015.  The decrease is due to fewer expenses in the operating transition period.

Investing Activities

During the quarter ended January 31, 2016, there were no investing activities.

Financing Activities

During the quarter ended January 31, 2016, we received $63,579 from the stockholders compared with $0 for the quarter ended January 31, 2015.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 1, 2015, we issued 4,000,000 restricted shares of common stock to VoiceFlix, Inc. in consideration of social and marketing services.

On November 1, 2015, we issued 6,000,000 restricted shares of common stock to StockVest in consideration of $6,000.00 and marketing services to be furnished between November 5, 2015 and February 5, 2016.

On November 4, 2015, we issued 2,325,581 shares of our common stock to Premier Venture Partners, LLC pursuant to the conversion of certain debt to equity.  The conversion price was one share of common stock for each $0.00215 of debt.

In January 2016, we issued 8,300,000 restricted shares of common stock to Tony Reynolds for advisory services to be provided to us in Mr. Reynolds capacity as a consultant.

In January 2016, we issued 15,000,000 restricted shares of common stock to A Kick-in Crowd for an exclusive license to Buster's Backyard Bar-B-Q.

The foregoing shares issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, in that the said share issuance did not involve a public offering.

ITEM 5.       OTHER INFORMATION.

We failed to report the following information on Form 8-K during the period covered by this Form 10-Q.

On November 1, 2015, we issued 4,000,000 restricted shares of common stock to VoiceFlix, Inc. in consideration of social and marketing services.

On November 1, 2015, we issued 6,000,000 restricted shares of common stock to StockVest in consideration of $6,000.00 and marketing services to be furnished between November 5, 2015 and February 5, 2016.

On November 4, 2015, we issued 2,325,581 shares of our common stock to Premier Venture Partners, LLC pursuant to the conversion of certain debt to equity.  The conversion price was one share of common stock for each $0.00215 of debt.

In January 2016, we issued 8,300,000 restricted shares of common stock to Tony Reynolds for advisory services to be provided to us in Mr. Reynolds capacity as a consultant.

In January 2016, we issued 15,000,000 restricted shares of common stock to A Kick-in Crowd for an exclusive license to Buster's Backyard Bar-B-Q.

The foregoing shares issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, in that the said share issuance did not involve a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May, 2016.

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