Form 10-Q
period 2016-04-30
SEEN ON SCREEN TV INC.
filed 2016-06-20
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of June 13, 2016, there were 442,896,082 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheet

	Three month ended	Twelve month ended
	April 30,2016	October 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$852	$2,027
Wage advance	$-
Inventory		-
Related party receivable		-
Security deposit		-
Total current assets	852	2,027

Total assets	852	2,027

LIABILITIES
Current Liabilities:
Accrued Rent	3,200	8,950
Accounts payable, accrued wages and taxes	286,857	543,812
Judgment - unpaid wages	48,960	47,260
Total current liabilities	339,017	600,022

Long-term liabilities:
Due to related parties:	221,971
Accrued compensation	2,536,823	2,493,784
Advanced from stockholders	240,925	-

Total long term liabilities	2,999,719	2,493,784

Total liabilities	3,338,736	3,093,806

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,000,000,000 authorized, 441,229,415 shares issued and outstanding as of April 30, 2016	441,229	385,904
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	35,375,188	35,375,188
Stock subscription	(229,076)	(173,750)
Accumulated deficit	(38,925,225)	(38,679,120)
Total stockholders' deficit	(3,337,884)	(3,091,778)
Total liabilities and stockholders' deficit	852	2,027

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statements of Operations
Unaudited

	Three month ended	Three months ended	Six months ended	Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Sales	$-	$6,268	$5,900	$26,254

Cost of Sales	720	2,692	1,590	12,979

Gross Profit	(720)	3,576	4,310	13,275

General and administrative expenses:
Wages and salaries	35,001	109,638	70,002	218,712
Taxes	11,157	1,853	23,964	4,022
Advertising and marketing	6,844	188	18,446	1,068
Legal and professional	81,775	13,300	91,041	34,849
Business Meals	2,873	-	5,061
Travel and entertainment	13,496	-	17,733	2,771
Trade show expense	2,015	-	2,015
Automobile Expense	942	-	2,015
Rent and Facilities	8,742	12,060	15,880	38,596
Other office and miscellaneous	1,681	3,320	1,943	10,885
Total operating expenses	164,526	140,359	248,100	310,903
(Loss) from operations	(165,246)	(136,783)	(243,790)	(297,628)

Other income (expense):
Finance (expense)	(203)	-	(203)	-
Interest (expense)	-	-	(1,700)	-
Other Expense	(411)	-	(411)	-
Total Other Expense	(614)	0	(2,314)	0
Bad Debt Expense
Income/(Loss) before taxes	(165,860)	(136,783)	(246,104)	(297,628)
Provision/(credit) for taxes on income		-
Net Income/(loss)	(165,860)	(136,783)	(246,104)	(297,628)

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flow
Unaudited

	Six months ended	Six months ended
	April 30, 2016	April 30, 2015

Cash flows from operating activities:
Net income (loss)	$(246,104)	$(297,628)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Deposits		2,515
Inventory		12,150
Wage Advance	-	-
Accrued Rent	(5,750)	-
Accounts payable and accrued expenses	89,580	24,788
Taxes	7,318
Stock based compensation		-
Net cash flows from operating activities	(154,956)	(258,175)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from stockholders	153,781
Bank overdrafts		(2,424)
Proceeds from sale of common stock	55,326	-
Stock subscription	(55,326)	-
Related party transaction	-	260,599
Net cash flows from financing activities	153,781	258,175
Net cash flows	(1,175)	-

Cash and equivalents, beginning of period	2,027
Cash and equivalents, end of period	852	0

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2016

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ended April 30, 2016 and October 31, 2015 and for the six months ended April 30, 2016 and 2015.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2016 and 2015.  The Company has been and continues to be in overdraft situations.

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of 04-30-16 is zero.

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
April 30, 2016

The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2016 and October 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the six months ended April 30, 2016 and 2015 were $18,446 and $1,068, respectively.

Recently Issued Accounting Pronouncements:

For the period ended April 30, 2016 and October 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of April 30, 2016, the Company had an accumulated deficit of $38,925,225 and unpaid payroll tax liabilities of $165,427. The net loss for the six months ended April 30, 2016 was 246,104. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2016

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

For the year ended October 31, 2015, the Company has decreased the balance of accrued rent by $8,950, increased accrued compensation by $338,554, increased officer and shareholder payable by $27,844 and decreased receivables from related entity by $7,696 since the year ended October 31, 2014.

The Company issued 4,000,000 shares in a related party transaction.
For the period ended April 30, 2016, the Company has increased accrued compensation by $43,039, increased officer and shareholder payable by $240,925 since the year ended October 31, 2015.

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2015 the State of California has increased the balance by $6,543 for additional interest and penalties.  The balance of this note at April 30, 2016 was $48,960.

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
April 30, 2016

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

On March 27, 2016, the company has entered into agreement with Scott Anthony Management, LLC referred to as "SAM", for the purpose of the commercial exploitation of "Golden Fit Watch". The company issued 14,166,667 shares for SAM.

As of April 30, 2016, the company issued 3,400,000 shares of common stock to Katherine Manfredi, 4,000,000 shares of common stock to Charles Carafoli, and 700,000 shares of common stock to Dennis B Furtado, pursuant to subscription agreement.

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

Note 7 – Payroll Liabilities

As of April 30, 2016, the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $165,427.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $156,470 on October 31, 2015.  As of October 31, 2015, the Company has signed an installment agreement with Department of Treasury - Internal Revenue Service and Department of Labor and Industry, to repay the amount owed.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 2016

Note 8 – Subsequent Events

Management has evaluated events occurring between April 30, 2016 and June 14, 2016, the date that the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at June 14, 2016, including the estimates inherent in the processing of the financial statements.

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

Between February 1, 2016 and April 30, 2016, the company had wage advance of $8,050. This amount was adjusted to wage expense in the fiscal year 2016.

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

Results of Operations

For the three months ending April 30, 2016

Gross Profit

For the three months ended April 30, 2016, we had a gross profit of $(720) compared to a gross profit of $3,576 for the same period ended April 30, 2015.  The decrease in gross profit is due to closing of our stores.

Total Operating Expenses

For the quarter ended April 30, 2016, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $164,526, compared with total operating expenses of $140,359 for the same period ended April 30, 2015.  This decrease in total operating expenses was due to the decrease in wages and other expenses which is direct result of closing the stores.

Net Loss

For the three months ended April 30, 2016, we incurred a net loss of $165,860 compared with a net loss of $136,783 for the same period ended April 30, 2015.  The decrease in net loss was due to the total operating expenses.

Operating Activities

During the period ended April 30, 2016, cash used in operations was $154,956, as compared to $258,175 in April 30, 2015.  During the three-month period ended April 30, 2016, we didn't issue any stock based compensation, our net loss was $153,781.

Investing Activities

During the three-month period ended April 30, 2016, we had no investing activities.

Financing Activities

During the three-month period ended April 30, 2016, we did not receive any funds from the sale of our restricted shares of common stock.

Liquidity and Capital Resources

As of April 30, 2016, we had a working capital deficit of $38,925,225, as compared to a working capital deficit of $37,361,385 at April 30, 2015.  In the past, we have relied on sales of our equity securities, as well as, loans from our majority stockholder, to raise funds for our working capital requirements. We need to continue to raise additional capital in order to implement our business plan and will continue to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance we will be able to raise sufficient funds to implement and sustain our business plan, or if, funds are available these funds will be on acceptable terms.

For the six-month period ending April 30, 2016

Gross Profit

For the six-month period ended April 30, 2016, we had a gross profit of $4,310, as compared to gross profits of $13,275 for the period ended April 30, 2015.  The decrease in gross profit is due to the decline in sales and our transition of operations from retail store inventory sales to e-commerce.

Total Operating Expenses

For the six-month period ended April 30, 2016, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $248,100, as compared with total operating expenses of $310,903 for the period ended April 30, 2015.

Net Loss

For the six-month period ended April 30, 2016 we incurred net losses of $243,790, as compared with a net loss of $297,628 for the same period ended April 30, 2015.  The decrease in net loss was due to the decrease in the total operating expenses.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

3.4	Amended Articles of Incorporation	10-K	03/22/16	3.1

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

10.3	Master License Agreement	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement	8-K	1/29/16	10.1

10.8	License Agreement	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	5/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	8/21/15	16.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter	10-K	8/31/11	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 20th day of June, 2016.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

3.4	Amended Articles of Incorporation	10-K	03/22/16	3.1

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

10.3	Master License Agreement	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement	8-K	1/29/16	10.1

10.8	License Agreement	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	5/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	8/21/15	16.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter	10-K	8/31/11	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation