Form 10-Q/A
period 2016-04-30
SEEN ON SCREEN TV INC.
filed 2016-07-15
CIK 879519

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

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

REASON FOR AMENDMENT

The purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2016 is to update Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, and to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  This Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheet

	Three month ended	Twelve month ended
	April 30, 2016	October 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$852	$2,027
Wage advance	$-
Inventory		-
Related party receivable		-
Security deposit		-
Total current assets	852	2,027

Total assets	852	2,027

LIABILITIES
Current Liabilities:
Accrued Rent	3,200	8,950
Accounts payable, accrued wages and taxes	286,857	543,812
Judgment - unpaid wages	48,960	47,260
Total current liabilities	339,017	600,022

Long-term liabilities:
Due to related parties:	221,971
Accrued compensation	2,536,823	2,493,784
Advanced from stockholders	240,925	-

Total long term liabilities	2,999,719	2,493,784

Total liabilities	3,338,736	3,093,806

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,000,000,000 authorized, 441,229,415 shares issued and outstanding as of April 30, 2016	441,229	385,904
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	35,375,188	35,375,188
Stock subscription	(229,076)	(173,750)
Accumulated deficit	(38,925,225)	(38,679,120)
Total stockholders' deficit	(3,337,884)	(3,091,778)
Total liabilities and stockholders' deficit	852	2,027

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

In February 2015, the Company closed its retail store and now operates primarily through internet sales and wholesale sales.

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

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of April 30, 2016 is zero.

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
April 30, 2016

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

The Company issued 4,000,000 shares to related party transaction.

Between November 1, 2015 and February 29, 2016, the Company had shareholder withdrawals, a related party transaction, in the amount of $22,701.  This amount was adjusted to shareholder wage expense in the fiscal year 2016.

Between February 1, 2016 and April 30, 2016, the Company had wage advance of $8,050.  This amount was adjusted to wage expense in fiscal year 2016.

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

Note 5 - Common Stock

The beginning balance of the shares outstanding at February 1, 2016 was 425,562,748.

On March 27, 2016, the company has entered into agreement with Scott Anthony Management, LLC referred to as "SAM", for the purpose of promoting and marketing the "Golden Fit Watch". The company issued 14,166,667 shares for SAM.

As of April 30, 2016, the company issued 3,400,000 shares of common stock to Katherine Manfredi, 4,000,000 shares of common stock to Charles Carafoli, and 700,000 shares of common stock to Dennis B Furtado, pursuant to subscription agreement.

The number of common stock shares outstanding at the end of April 30, 2016 was 441,229,415.

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

Note 7 – Payroll Liabilities

As of April 30, 2016, the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $165,427.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $156,470 on October 31, 2015.  As of October 31, 2015, the Company has signed an installment agreement with Department of Treasury - Internal Revenue Service and Department of Labor and Industry, to repay the amount owed. The company has not begun the payment process at the end of April 30, 2016.

Note 8 – Subsequent Events

Management has evaluated events occurring between April 30, 2016 and July 14, 2016, the date that the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at July 14, 2016, including the estimates inherent in the processing of the financial statements.

On May 19, 2016, the company issued 1,666,667 shares of common stock to Premier Venture, LLC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of July, 2016.

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