Form 10-Q
period 2016-07-31
SEEN ON SCREEN TV INC.
filed 2016-09-19
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of September 14, 2016, there were 442,896,082 shares of the registrant's $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

SEEN ON SCREEN TV, INC.
Balance Sheets

	July 31,2016	October 31, 2015
	Unaudited	Audited
ASSETS
Current assets:
Cash	$986	$2,027
Wage advance	-
Inventory	-	-
Related party receivable	-	-
Security deposit	-	-
Total current assets	986	2,027

Total assets	$986	$2,027

LIABILITIES
Current Liabilities:
Accrued Rent	18,200	8,950
Accounts payable, accrued wages and taxes	300,673	543,812
Judgment - unpaid wages	48,960	47,260
Total current liabilities	367,833	600,022

Long-term liabilities:
Due to related parties:	221,971
Accrued compensation	2,565,496	2,493,784
Advanced from stockholders	286,061	-

Total long term liabilities	3,073,528	2,493,784

Total liabilities	3,441,361	3,093,806

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 1,000,000,000 authorized, 442,896,082 shares issued and outstanding as of July 31, 2016	442,896	385,904
Preferred stock, authorized: 5,000,000 shares, par value $0.001, no preferred shares outstanding
Capital in excess of par value	35,375,188	35,375,188
Stock subscription	(230,743)	(173,750)
Accumulated deficit	(39,027,716)	(38,679,120)
Total stockholders' deficit	(3,440,375)	(3,091,778)
Total liabilities and stockholders' deficit	$986	$2,027

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Operations
Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Sales	$5,767	$0	$11,667	$26,254

Cost of Sales	7,562	23	9,152	13,001

Gross Profit	(1,795)	(23)	2,515	13,253

General and administrative expenses:
Wages and salaries	35,001	96,000	105,003	314,712
Taxes	16,363	0	40,327	4,177
Advertising and marketing	2,063	0	20,509	1,068
Legal and professional	27,746	10,080	103,805	44,929
Business Meals	821	-	3,965
Travel and entertainment	1,792	-	21,442	2,771
Trade show expense	0	-	2,015
Automobile Expense	1,384	-	3,399
Rent and Facilities	13,672	10,830	41,553	49,426
Samples for Business	1,377		1,377
Other office and miscellaneous	2,122	1,223	4,064	11,954
Total operating expenses	102,341	118,133	347,459	429,037
(Loss) from operations	(104,136)	(118,156)	(344,944)	(415,784)

Other income (expense):
Finance (expense)	(522)	-	(1,541)	-
Interest (expense)	-	(1,090)	(1,700)	(1,090)
Other Expense			(411)	-
Total Other Expense	(522)	(1,090)	(3,652)	(1,090)
Bad Debt Expense
Income/(Loss) before taxes	(104,658)	(119,246)	(348,596)	(416,874)
Provision/(credit) for taxes on income		-
Net Income/(loss)	(104,658)	(119,246)	(348,596)	(416,874)

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
Statement of Cash Flows
Unaudited

	Nine months ended	Nine months ended
	July 31, 2016	July 31, 2015

Cash flows from operating activities:
Net income (loss)	$(348,596)	$(416,874)
Adjustments to reconcile net (loss) to cash provided (used) by developmental stage activities:
Change in current assets and liabilities:
Deposits		2,515
Inventory		12,150
Wage Advance	-	-
Accrued Rent	9,250	-
Accounts payable and accrued expenses	127,678	16,180
Taxes	11,710
Stock based compensation		-
Net cash flows from operating activities	(199,958)	(386,029)

Cash flows from investing activities:

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Advances from stockholders	198,917
Bank overdrafts
Proceeds from sale of common stock	55,326	-
Stock subscription	(55,326)	-
Related party transaction	-	388,501
Net cash flows from financing activities	198,917	388,501
Net cash flows	(1,041)	2,472

Cash and equivalents, beginning of period	2,027	0
Cash and equivalents, end of period	986	2,472

The accompanying notes are an integral part of these statements.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2016
Unaudited

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods ended July 31, 2016 and October 31, 2015 and for the nine months ended July 31, 2016 and 2015.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2016 and 2015.  The Company has been and continues to be in overdraft situations.

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of July 31, 2016 is zero.

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
July 31, 2016
Unaudited

Fair value of financial instruments and derivative financial instruments

The Company's financial instruments include cash, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2016 and October 31, 2015. The Company did not engage in any transaction involving derivative instruments.

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

Advertising:

The Company expenses all costs of advertising as incurred.  The advertising costs included in general and administrative expenses for the nine months ended July 31, 2016 and 2015 were $20,509 and $1,068, respectively.

Recently Issued Accounting Pronouncements:

For the periods ended July 31, 2016 and October 31, 2015, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Uncertainty, going concern:

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. Working capital deficit amounted to $366,913 and $597,975 as of July 31, 2016 and October 31, 2015 respectively. As of July 31, 2016, the Company had an accumulated deficit of $39,027,716 and unpaid payroll tax liabilities of $169,819. The net loss for the nine months ended July 31, 2016 was $348,596. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2016
Unaudited

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

For the period ended July 31, 2016, the Company has increased accrued compensation by $71,712, increased officer and shareholder payable by $286,061 since the year ended October 31, 2015.

Note 4 – Contingent Liabilities

In July 2013, the employee filed a claim with the State of California for unpaid wages.  The State of California has placed a judgment against the Company for $37,574.  The Company has presently recorded the amount they believe is owed to this former employee and is disputing the amount with State of California.  During the year ended October 31, 2015 the State of California has increased the balance by $6,543 for additional interest and penalties.  The balance of this note at July 31, 2016 was $48,960.

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

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2016
Unaudited

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

The Company issued 1,666,667 shares for Premier Venture Partners, LLC pursuant to Conversion dated May 19, 2016 of the Notes payable. The conversion price was $0.003.

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

Note 7 – Payroll Liabilities

As of July 31, 2016, the Company had incurred significant unpaid payroll liabilities.  The Company has unpaid federal and state payroll taxes of $169,819.  The Company is currently working with the State and Federal Government in setting up payment plans.  The balance of these liabilities was $156,470 on October 31, 2015.  As of October 31, 2015, the Company has signed an installment agreement with Department of Treasury - Internal Revenue Service and Department of Labor and Industry, to repay the amount owed.

Between May 1, 2016 and July 31, 2016, the Company had wage advance of $6,327. This amount was adjusted to wage expense in the fiscal year 2016.

SEEN ON SCREEN TV, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2016
Unaudited

Note 8 – Subsequent Events

The Company has evaluated all events and transactions that occurred after July 31, 2016 up through the date these financial statements were available for issuance. Except as noted below, it has been determined that there is nothing further to report.

On August 1, 2016, the Company has entered into an agreement with The Eversull Group, Inc. (TEG) to provide advisory services as a consultant that will include an investor relations and shareholder relations strategy.

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

Results of Operations

For the three months ending July 31, 2016

Gross Profit

For the three months ended July 31, 2016, we had a gross profit of $(1,795) compared to a gross profit of $(23) for the same period ended July 31, 2015.  The change in gross profit is due to closing of our stores.

Total Operating Expenses

For the three months ended July 31, 2016, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $102,341, compared with total operating expenses of $118,133 for the same period ended July 31, 2015.  This decrease in total operating expenses was due to the decrease in wages and other expenses which is direct result of closing the stores.

Net Loss

For the three months ended July 31, 2016, we incurred a net loss of $104,658 compared with a net loss of $119,246 for the same period ended July 31, 2015.  The decrease in net loss was due to the total operating expenses.

Operating Activities

During the three months period ended July 31, 2016, cash used in operations was $199,958, as compared to $386,029 in July 31, 2015.  During the three-month period ended July 31, 2016, we didn't issue any stock based compensation, our net loss was $198,917.

Investing Activities

During the three months period ended July 31, 2016, we had no investing activities.

Financing Activities

During the three months period ended July 31, 2016, we did not receive any funds from the sale of our restricted shares of common stock.

Liquidity and Capital Resources

As of July 31, 2016, we had a working capital deficit of $39,027,716, as compared to a working capital deficit of $38,679,120 at July 31, 2015.  In the past, we have relied on sales of our equity securities, as well as, loans from our majority stockholder, to raise funds for our working capital requirements. We need to continue to raise additional capital in order to implement our business plan and will continue to sell additional equity and/or debt securities to accomplish this objective. There can be no assurance we will be able to raise sufficient funds to implement and sustain our business plan, or if, funds are available these funds will be on acceptable terms.

For the nine months period ending July 31, 2016

Gross Profit

For the nine months period ended July 31, 2016, we had a gross profit of $2,515, as compared to gross profits of $13,253 for the period ended July 31, 2015.  The decrease in gross profit is due to the decline in sales and our transition of operations from retail store inventory sales to e-commerce.

Total Operating Expenses

For the nine months period ended July 31, 2016, our total operating expenses consisted of wages, advertising, taxes, professional fees, rent, and other miscellaneous expenses was $347,459, as compared with total operating expenses of $429,037 for the period ended July 31, 2015.

Net Loss

For the nine months period ended July 31, 2016 we incurred net losses of $348,596, as compared with a net loss of $416,874 for the same period ended July 31, 2015.  The decrease in net loss was due to the decrease in the total operating expenses.

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

Inventory

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. Management determined that the net realizable value of inventory as of July 31, 2016 is zero.

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

ITEM 4.                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of September, 2016.

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