Form 10-K
period 2016-10-31
SEEN ON SCREEN TV INC.
filed 2017-02-14
CIK 879519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED OCTOBER 31, 2016

Commission file number 000-21812

SEEN ON SCREEN TV, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	52-2352724
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2016: $1,206,012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date, as of February 13, 2017, total outstanding common shares was:  442,896,082

PART I

ITEM 1.	BUSINESS.

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

Our Merchandise

Our products are generally personal and household use items that can be shipped via USPS or parcel delivery on normal schedules. We sell items that enhance convenience or lifestyle. We do not sell industrial products or food items. We do not sell perishable items of any sort. We have many products that are available on our website which can be accessed at http://www.sont.tv.

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

Return Policy

We have a 10-day exchange or return policy. Liquid products that are opened and used and personal hygiene products are not return or exchangeable.

Distribution, Transportation and Inventory Management

Inventory is recorded at the lower of cost or market value and is computed on a first-in first-out basis. For the year ended October 31, 2016, the company had no inventory.

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

Our Employees

As of February 13, 2017, we employed 1 part-time and 3 full-time employees.  We currently are not a party to any collective bargaining agreements.

Available Information

Our Web site address is www.sont.tv. We file with or furnish to the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders, and, from time to time, registration statements and other documents. These documents are available free of charge to investors on or through the Investor Information portion of our Web site as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

On July 30, 2013, a judgment was entered in the Superior Court of the State of California, County of San Diego, Case No. 10-80132 GB captioned Majed Aleesay, plaintiff v. Seen on Screen TV, Inc., a Nevada corporation, defendant in the amount of $21,000 for wages; $9,792 liquidated damages; $1,940 interest; $41,154 additional wages for a total amount of $36,886 as plaintiff's award, plus $253 post hearing interest and $435 filing fees for a total amount of judgment of $37,574 all of which is accruing interest according to the law. As of October 31, 2016, there is a total amount of $48,960 owning to the plaintiff by the defendant.

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

Fiscal Year – 2017	High Bid	Low Bid
First Quarter: 11/1/2016 to 1/31/2017	$0.0088	$0.0021

Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter: 8/1/2016 to 10/31/2016	$0.0088	$0.0021
Third Quarter: 5/1/2016 to 7/31/2016	$0.0089	$0.0050
Second Quarter: 2/1/2016 to 4/30/2016	$0.0080	$0.0041
First Quarter: 11/1/2015 to 1/31/2016	$0.0100	$0.0040

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter: 8/1/2015 to 10/31/2015	$0.0350	$0.0038
Third Quarter: 5/1/2015 to 7/31/2015	$0.0150	$0.0075
Second Quarter: 2/1/2015 to 4/30/2015	$0.0075	$0.0075

Holders

At February 13, 2017, there were 442,896,082 shares of our common stock outstanding. Our shares of common stock are held by approximately 949 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

On September 22, 2015, the Company completed and distributed a stock dividend of 3 additional shares of common stock for each 1 share of common stock outstanding.  The number of outstanding shares after the stock dividend is 442,896,082 shares. The par value is $0.001 per share and unchanged.

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

As of February 13, 2017, we had 442,896,082 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock, $0.001 par value. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors' power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring, or preventing a change in control of our company.

As of October 31, 2016, we had no shares of our preferred stock issued or outstanding.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Transfer Agent

Our transfer agent is Computershare, 8742 Lucent Boulevard, Suite 225 Highlands Ranch, CO, 80129. Its telephone number is 303-262-0702.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Form 10-K does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the year ended October 31, 2016.  We will amend this Form 10-K as soon as we have prepared the required financial statements and the same have been audited by our auditors as required by Item 8.02 of Reg. S-X.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This Form 10-K does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the year ended October 31, 2016.  We will amend this Form 10-K as soon as we have prepared the required financial statements and the same have been audited by our auditors as required by Item 8.02 of Reg. S-X.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

From July 4, 2015 through November 4, 2016, George Stewart, CPA ("Stewart") was the independent registered public accounting firm of Seen on Screen TV Inc. (the "Company"). On November 4, 2016, Stewart informed Antoine Jarjour, the Company's chief executive officer and a member of the Company's Board of Directors (the "Board"), that he was withdrawing as our auditor as a result of discontinuing the practice of accounting.

None of our previous audit reports, in particular the audit reports for the fiscal years ended October 31, 2015 and October 31, 2014, contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern qualification on the Company's financial statements for the fiscal years ended October 31, 2015 and October 31, 2014.

During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through November 4, 2016, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Stewart on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stewart would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company's two most recent fiscal years, the subsequent interim periods thereto, and through November 4, 2016, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We furnished Stewart with a copy of this disclosure on November 29, 2016, providing Stewart with the opportunity to furnish the Company with a letter addressed to the Commission stating whether he agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which he does not agree.  A copy of Stewart's response is filed as Exhibit 16.1 to our Form 8-K filed with the SEC on November 30, 2016.

New independent registered public accounting firm

On November 4, 2016, we engaged Fruci & Associates II, PLLC, 218 North Bernard Street, 2nd Floor, Spokane, Washington 99201 an independent registered accounting firm, as our principal independent accountant with the approval of our board of directors.

During the fiscal years ended October 31, 2015 and October 31, 2014, and the subsequent interim periods through November 29, 2016, neither the Company nor anyone acting on its behalf consulted the Fruci & Associates II, PLLC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Fruci & Associates II, PLLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls that occurred during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NAME	AGE	POSITION(S)[1]	SERVICE BEGAN

Antoine Jarjour	61	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and Director	November 2008
Roula Jarjour	51	Vice President and Director	November 2008
George Jarjour	29	Chief Operating Officer and Director	November 2008
Charles Carafoli	69	Director	February 2008
Father Gregory Ofiesh	85	Director	March 2001

[1]	The board acts as the audit committee, the compensation committee, and the governance committee.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Plan Incentive Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Totals ($)

Antoine Jarjour	2016	80,004	0	0	0	0	0	0	80,004
President, CEO, CFO	2015	0	0	350,000	0	0	0	0	350,000

Roula Jarjour	2016	0	0	0	0	0	0	0	0
Vice President	2015	0	0	75,000	0	0	0	0	75,000

George Jarjour	2016	60,000	0	0	0	0	0	0	60,000
Chief Operating Officer	2015	0	0	250,000	0	0	0	0	250,000

No funds were set aside or accrued by the Company during fiscal year 2016 or 2015 to provide pension, retirement or similar benefits for directors or executive officers.

The following table sets forth compensation paid to our directors during the fiscal year ended October 31, 2016.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Antoine Jarjour	0	0	0	0	0	0	0
Roula Jarjour	0	0	0	0	0	0	0
George Jarjour	0	0	0	0	0	0	0
Charles Carafoli	0	0	0	0	0	0	0
Father Gregory Ofiesh	0	0	0	0	0	0	0

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2014 Non-Qualified Incentive Stock Option Plan. No options have been granted to our officers and directors there under.

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

The following table sets forth, as of February 10, 2017, the beneficial ownership of the common stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the common stock (ii) by each director of the Company; (iii) by the Company's chief executive officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

	Number of	Percentage of
Name Of Beneficial Ownership	Shares[1]	Ownership

Antoine Jarjour [1][2][3]	97,158,678	21.94%

Roula Jarjour [1][2][3]	46,596,010	10.52%

George Jarjour [1][2]	45,333,332	10.24%

Charles E. Carafoli [1][2][4]	98,670,120	22.28%

Father Gregory Ofiesh [1][2][5]	18,395,440	4.16%

All Officers and Directors as a Group (5 people)	306,153,580	67.95%

[1]	Assuming exercise of all outstanding warrants and options.

[2]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mrs. Jarjour and Messrs. Jarjour, Jarjour and Carafoli, and Father Ofiesh are the only "promoters" of our company.

[3]	5,192,020 shares of our common stock are jointly owned by Antoine Jarjour and Roula Jarjour, which are included.

[4]
Charles E. Carafoli's wife owns 5,600,000 shares of our common stock.  These shares are reflected in Mr. Carafoli's beneficial ownership above.  The 5,600,000 shares are not owned jointly held, but held in Mr. Carafoli wife's name.

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

Since November 2008, we rented office space in Everett, Washington from a company owned by Roula and Antoine Jarjour, two of our officers and directors at $2,000 per month. The lease will expire on January 2018.

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

For the year ended October 31, 2016, we had an increase in accrued rent of $12,550, an increase in accrued compensation of $92,566, an increase in officer and shareholder payable of $364,075.

The net balance of these related party transactions on October 31, 2016 was $2,950,426.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)          Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2016	$0	Fruci & Associates II, PLLC
2016	$21,300	George Stewart CPA
2015	$0	Fruci & Associates II, PLLC
2015	$28,400	George Stewart CPA

(2)          Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	Fruci & Associates II, PLLC
2016	$0	George Stewart CPA
2015	$0	Fruci & Associates II, PLLC
2015	$0	George Stewart CPA

(3)          Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	Fruci & Associates II, PLLC
2016	$0	George Stewart CPA
2015	$0	Fruci & Associates II, PLLC
2015	$0	George Stewart CPA

(4)          All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	Fruci & Associates II, PLLC
2016	$0	George Stewart CPA
2015	$0	Fruci & Associates II, PLLC
2015	$0	George Stewart CPA

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

3.4	Amended Articles of Incorporation.	10-K	03/22/16	3.1

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement.	8-K	1/29/16	10.1

10.8	License Agreement.	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015.	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015.	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016.	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics.	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	05/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	08/21/15	16.1

16.3	Letter from George Stewart, CPA	8-K	11/30/16	16.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2017.

SEEN ON SCREEN TV, INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ANTOINE JARJOUR	President, Principal Executive Officer, Principal	February 14, 2017
Antoine Jarjour	Financial Officer, Principal Accounting Officer
and member of the board of directors

ROULA JARJOUR	Vice President and a member of the Board	February 14, 2017
Roula Jarjour	of Directors

GEORGE JARJOUR	Chief Operating Officer and a member of the Board	February 14, 2017
George Jarjour	of Directors

CHARLES CARAFOLI	Member of the Board of Directors	February 14, 2017
Charles Carafoli

FATHER GREGORY OFIESH	Member of the Board of Directors	February 14, 2017
Father Gregory Ofiesh

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	10-KSB	2/04/02	3.1

3.2	Bylaws.	10-KSB	2/04/02	3.2

3.3	Articles of Domestication.	10-KSB	2/04/02	3.3

3.4	Amended Articles of Incorporation.	10-K	03/22/16	3.1

10.1	Asset Purchase Agreement.	10-K	8/31/11	10.1

10.2	Rescission Agreement.	10-K	8/31/11	10.2

10.3	Master License Agreement.	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013.	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan.	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC.	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement.	8-K	1/29/16	10.1

10.8	License Agreement.	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015.	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015.	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016.	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics.	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	05/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	08/21/15	16.1

16.3	Letter from George Stewart, CPA	8-K	11/30/16	16.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter.	10-K	8/31/11	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.