Form 10-Q
period 2017-01-31
SEEN ON SCREEN TV INC.
filed 2017-03-22
CIK 879519

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of March 22, 2017, we have 421,562,748 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

This Form 10-Q does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the quarter ended January 31, 2017.  We will amend this Form 10-Q as soon as we have prepared the required financial statements and the same have been reviewed by our auditors as required by Item 8.03 of Reg. S-X.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Form 10-Q does not contain Financial Statements or Management's Discussion and Analysis of Our Financial Condition and Results of Operations because we have not completed the preparation of our financial statements for the quarter ended January 31, 2017.  We will amend this Form 10-Q as soon as we have prepared the required financial statements and the same have been reviewed by our auditors as required by Item 8.03 of Reg. S-X.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On July 30, 2013, a judgment was entered in the Superior Court of the State of California, County of San Diego, Case No. 10-80132 GB captioned Majed Aleesawy, plaintiff v. Seen on Screen TV, Inc., a Nevada corporation, defendant in the amount of $21,000 for wages; $9,792 liquidated damages; $1,940 interest; $41,154 additional wages for a total amount of $36,886 as plaintiff's award, plus $253 post hearing interest and $435 filing fees for a total amount of judgment of $37,574 all of which is accruing interest according to the law. As of January 31, 2017, there is a total amount of $48,960.00 owning to the plaintiff by the defendant.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

10.3	Master License Agreement	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement	8-K	1/29/16	10.1

10.8	License Agreement	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	05/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	08/21/15	16.1

16.3	Letter from George Stewart, CPA	8-K	11/30/16	16.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter	10-K	8/31/11	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 21st day of March, 2017.

SEEN ON SCREEN TV INC.

BY:	ANTOINE JARJOUR
Antoine Jarjour
President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10-KSB	2/04/02	3.1

3.2	Bylaws	10-KSB	2/04/02	3.2

3.3	Articles of Domestication	10-KSB	2/04/02	3.3

10.1	Asset Purchase Agreement	10-K	8/31/11	10.1

10.2	Rescission Agreement	10-K	8/31/11	10.2

10.3	Master License Agreement	10-Q	2/20/14	10.1

10.4	Funding Term Sheet with AGS Capital Group, LLC dated June 7, 2013	10-K	5/23/14	10.4

10.5	2014 Stock Option Plan	S-8	8/05/14	10.1

10.6	Investor Relations Agreement with Equisolve LLC	8-K	12/19/14	10.1

10.7	Memorandum of Understanding and Agreement	8-K	1/29/16	10.1

10.8	License Agreement	8-K	1/29/16	10.2

10.9	Consulting Agreement with VoiceFlix, Inc. dated October 26, 2015	10-K	03/28/16	10.1

10.10	Letter Agreement with StockVest dated October 30, 2015	10-K	03/28/16	10.2

10.11	Consulting Agreement with VoiceFlix, Inc. dated February 16, 2016	10-K	03/28/16	10.3

10.12	Consulting Agreement with FMW Media Works Corp dated July 21, 2015	10-K	03/28/16	10.4

14.1	Code of Ethics	10-K	8/31/11	14.1

16.1	Letter from Harris & Gillespie CPA's, PLLC	8-K	05/08/15	16.1

16.2	Letter from Gillespie & Associates, PLLC	8-K	08/21/15	16.1

16.3	Letter from George Stewart, CPA	8-K	11/30/16	16.1

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Executive Officer and Principal Financial Officer				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer				X

99.1	Audit Committee Charter	10-K	8/31/11	99.1

99.2	Disclosure Committee Charter	10-K	8/31/11	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation